Form 10QSB
period 2007-10-31
Fairytale Ventures Inc
filed 2007-12-17
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-145794

Fairytale Ventures, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5155 West Tropicana, #1094, Las Vegas, NV 89103
(Address of principal executive offices)

(702) 885-3072
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,590,000 common shares as of December 14, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of October 31, 2007 (unaudited);

F-2	Statements of Operations for the three months ended October 31, 2007 (unaudited);

F-3	Statements of Stockholders' Equity (Deficit) (Unaudited)

F-4	Statements of Cash Flows for the three months ended October 31, 2007 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	October 31, 2007	July 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$17,072		$17,072

Total Current Assets	17,072		17,072

TOTAL ASSETS	$17,072		$17,072

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$750		$-

Total Current Liabilities	750		-

LONG-TERM LIABILITIES

Note payable - related party	1,000		1,000

TOTAL LIABILITIES	1,750		1,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-		-

Common stock - $0.001 par value; 90,000,000 shares authorized; 5,590,000 shares issued and outstanding	5,590		5,590
Additional paid-in capital	10,635		10,635
Accumulated deficit	(903)		(153)

Total Stockholders' Equity (Deficit)	15,322		16,072

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ $ 17,072	$	$ 17,072

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Three Months Ended October 31, 2007	From Inception on May 1, 2007 Through July 31, 2007		From Inception on May 1, 2007 Through October 31, 2007

REVENUES	$-	$	$ 200	$	$ 200
COST OF GOODS SOLD	-		-		-
GROSS MARGIN	-		200		200

OPERATING EXPENSES

General and administrative	750		353		1,103

Total Operating Expenses	750		353		1,103

NET LOSS	$(750)		$(153)		$(903)

BASIC LOSS PER SHARE	$(0)		$(0.00)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	5,590,000		5,590,000

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock Amount Shares		Additional Paid-In Capital	Accumulated Deficit

Balance May 1, 2007	-	$-	$-	$-

Contributed capital	-	-	300	-

Shares isued for cash at $0.001 per share	4,000,000	4,000	-	-

Shares issued for cash at $0.0075 per share	1,590,000	1,590	10,335	-

Net income (loss) from inception through July 31, 2007	-	-	-	(153)

Balance, July 31, 2007	5,590,000	5,590	10,635	(153)

Net income (loss) for the three months ended October 31, 2007	-	-	-	(750)

Balance, October 31, 2007	5,590,000	$5,590	$10,635	$(903)

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended October 31, 2007	From Inception on May 1, 2007 Through July 31, 2007		From Inception on May 1, 2007 Through October 31, 2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(750)	$	$ (153)	$(903
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed expenses	-		300	300
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	750		-	750

Net Cash Used by
Operating Activities	-		147	147

CASH FLOWS FROM
INVESTING ACTIVITIES	-		-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from common stock issued	-		15,925	15,925
Increase in notes payable-related parties	-		1,000	1,000

Net Cash Provided by
Financing Activities	-		16,925	16,925

NET DECREASE IN CASH	-		17,072	17,072

CASH AT BEGINNING OF PERIOD	17,072		-	-

CASH AT END OF PERIOD	$17,072		$17,072	$17,072

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-		$-	$-
Income Taxes	$-		$-	$-

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
Notes to Financial Statements
October 31, 2007 and July 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2007 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2007 audited financial statements. The results of operations for the period ended October 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

History

We are a Nevada corporation, formed May 1, 2007.

We are a development stage company preparing to offer unique “princess” tea parties and other themed birthday parties and special event parties for children. Our service will feature complete themed children’s parties, including food, costumes and props for the birthday child and guests, and other features and amenities. Ours will be a mobile party service that will stage the events in our customers’ homes or other venues of their choice. Our business plans to begin operations in the Las Vegas, Nevada area. Upon establishing brand recognition for our unique, Fairytale Parties on-site children’s party service, we plan to expand our operations to other metropolitan areas through the use of a franchise affiliate system.

We are now purchasing our initial inventory and beginning to prepare our initial advertising campaign with the Las Vegas metropolitan area.

Products and Services

Children wait anxiously for their birthdays every year. They anticipate the day, their guests, and the presents that they will receive. What they anticipate the most, however, is what type of party they will have. Children, along with their parents, want a special party that everyone will enjoy and remember. Children desire a party of their dreams. They desire a Fairytale Party. Each Fairytale Party derives from the imagination and dreams of the birthday child. Fairytale Parties are customized and individualized, so that no two parties are identical. Best of all, your Fairytale Party comes to you at your location.

Families are too often consumed by impersonal, cookie-cutter parties like those hosted by costumed characters at pizza parlors. These types of events are hurried along in an assembly line manner, often leaving little time for the child to interact with her guests or even to open presents. In addition, she simultaneously shares her birthday with up to a hundred other children that are part of other assembly line style parties being held in the same room.

Fairytale Party designers help to bring the desires of each child together into a complete and special day; a day in which your child is the unique center of attention. Her party was chosen by her, planned by her, and reflects her own personal style.

Prior to the event, a Fairytale Party designer will meet with the parents and the child to visualize their dream party. A variety of party styles will be available to choose from:

Party Themes	Key Features

Fairytale Princess	Snow White, Sleeping Beauty, Cinderella, and friends. Wands, crowns, princess lessons

Barbie Fashion Party	Barbie, fashion dress-up, runway lessons

Rock Star Divas	Wild prints, sunglasses, dance lessons, karaoke

Hawaiian Luau	Grass skirts, flower leis, tiki torches, hula lessons, limbo contest

Garden Tea Party	Formal dresses, oversized hats, white gloves, etiquette lessons

Cheerleader Spirit Party	Cheerleader uniforms, pom-poms, megaphones, cheer practice, custom cheer for birthday child

Fairytale Parties include all decorations, food, beverages, games, goodie bags, and costuming tailored to the party theme of choice. This is primarily the responsibility of the Fairytale Party planner. The parents and birthday child, however, can be as active in the planning as they choose.

On the day of the event, the Fairytale Party designer and a party hostess will arrive prior to the party to decorate and set up games. They will remain for the event to welcome guests, help the children into their themed costumes, serve food, and run the games and activities. In addition, the designer and hostess will assist with the opening of gifts and part clean-up.

By way of illustration, the following is a summary description of a Fairytale Princess Party:

The party hostess and the designer arrive 1 ½ hours prior to the party. They place the hors d’oevres in the oven and begin to decorate the party room. They set up the tables and chairs, cover the tables with lace tablecloths and place vases of flowers on the table. The table is set with cups and tea pots filled with lemonade and iced tea. The food is set out and hot foods are placed in warming trays.

As the guests arrive, they are sent to a staging room to change into a princess gown and shoes of their choice. They choose a necklace, bracelets, and rings out of a large jewelry box and go to the make-up station. Each girl then gets her hair, make-up, and nails done and receives a special tiara to wear during the party.

Each guest chooses a princess name and is announced one-by-one to the parents and other guests as they show off their new look. A Polaroid picture is taken at this time and will be given to the guest as she departs.

The guests are seated at the table and are served their tea and lunch by the designer and the hostess. After lunch, the guests are given princess lessons. They learn to introduce themselves, to curtsey, and how to waltz.

Later, the guests work on a fun craft project. Each child is given a foam frame and princess foam stickers in order to make a picture frame that she had taken earlier in the party. During the craft, the birthday girl is seated on a special “princess throne.”

The cake is prepared and brought out to the child while the Birthday Song is sung by the guests. The child blows out her candles and the crafts are collected by the hostess. The cake is cut and distributed to the children.

While the guests are enjoying the cake, the designer puts together the picture frames and sets them by a princess treasure box near the exit of the venue. At this time, an announcement is made to open the gifts. The birthday girl is placed on a throne in an open area. The birthday guests line up with their gifts and present the gifts to the princess. The birthday girl’s parent announces the giver and the gift while the designer documents the gifts and givers for future thank you notes. After the birthday girl has opened a guest’s gift, the guest gets a princess wand as a souvenir. The guest can then choose to watch the opening of the other gifts or to change out of her costume and depart.

Upon departure, each guest will receive their princess picture frame with their photo in it and their choice of item out of the treasure box. Treasures can include such items as a small baby doll, a Barbie doll, a mini tea set, or similar items.

At the end of the event, the hostess helps the guests change out of their costumes and return their costume accessories. As the party concludes, the hostess and the designer finish with clean-up and depart.

Our pricing model for most types of events will feature a base price with certain included features, together with a list of available options and upgrades:

 Standard Party $200
•	Birthday girl + 10 guests (additional guests $10 each)
•	Small tiara for birthday girl
•	Tea, lemonade, and water served with tea pots and tea cups
•	Finger sandwiches (turkey, ham cheese); mini-quiches
•	Small individual cakes for birthday girl and cupcakes for guests
•	Special “throne” for the birthday girl
•	Dress-up session with make-up, nails, dresses, shoes, and jewelry
•	Fashion show with pictures for each guest

Upgrades
•	Dresses for purchase($15-$20 each)
•	Large tiara for princess and/or small tiaras for all guests ($10 each)
•	“Up-do’s” for all girls ($5 each)
•	Celebrity guest - Cinderella, Belle, Tinkerbelle, etc. ($50 - $100)
•	Gifts for each guest ($2 - $6 each)

Long Term Growth and Expansion

The future of Fairytale Parties includes growth beyond the Las Vegas metropolitan area through a franchise program that would provide training, party templates, supplies, and inventory in addition to the Fairytale Parties brand and the strength of cooperative advertising and promotion.

Eventually, we may expand beyond children’s theme parties and begin to offer other types of events such as bridal and baby showers, sweet 16 parties, as well as ladies’ teas and other events. In order to supplement or core mobile party service, we may also consider acquisition of a building for use as a party venue. In addition, we may believe that revenues and net profit per-event could be significantly enhanced through the addition of several follow-on services that are a natural extension of our core business, including:

•	more advanced catering
•	chair and table rental
•	decorative fountain rental
•	cotton candy / snow cone machines
•	inflatable jumpers
•	costumed characters

Competitive Business Conditions and Methods of Competition

The primary competition for our service will come from well-established chain venues offering the typical pizza party event familiar to any family with small children. We will offer a refreshing alternative to these standardized affairs by offering a unique and memorable experience for each birthday child.

There are currently several “princess” or “tea-party” type birthday party services in operation in most major U.S. cities. These services tend to be operated by local firms conducting the events in small, dedicated venues. In our opinion, the majority of these services offer an over-priced and excessively standardized product with too few available variations in party theme and with inflexible limits in the number of party guests due to space constraints. We plan to differentiate ourselves from these types of services by offering a mobile service that can conduct events in nearly any venue at a reasonable price. In addition, we will offer a wider array of themes and will work with our clients to create a customized experience that is superior to the available alternatives. We plan to build strong brand recognition for our Fairytale Parties service through a focused advertising campaign and strong word-of-mouth referral from our customers. Ultimately, we hope to expand through the use of a franchise affiliate program and to become the brand-name leader in our field.

Target Market and Marketing Methods

We plan to market the Fairytale Parties service to parents and families with children aged 3-12. For its initial marketing effort in the greater Las Vegas area, we envision a multi-faceted marketing plan using several channels to reach the target market for Fairytale Parties.

A.	Print Advertising

One of the most effective means for promotion of the Fairytale Parties service in its initial market will be through advertising in local publications that are geared toward our target demographic of middle and upper income families with young children.

Upon receipt of proper funding, we plan to promote our service in such publications as:

•  Las Vegas Life
•  Las Vegas Now
•  Las Vegas Homes & Design
•  Las Vegas Family
•  Southern Nevada Life
•  89123 Magazine and other Pinpoint publications

If we are successful in our long-term plan to begin expanding beyond the Las Vegas area to other metropolitan areas, we believe that advertising in publications like the following will be well- suited to helping build a national brand:

•  Woman's Day
•  Better Homes and Gardens
•  Family Fun
•  Lady's Home Journal

B. Radio

To the extent it is made feasible by future cash flows from operations and/or investment in the Company, we believe a series of targeted local radio ads may be extremely helpful in raising awareness of the Fairytale Parties service and its unique advantages. In any radio advertising effort, we would seek to target our efforts by buying air time on stations with a high proportion women listeners aged 20 to 45.

Operating Budget

For the fiscal year beginning August 1, 2007, we plan to incur the following expenses:

Legal	$2,000.00
Accounting	$2,500.00
Advertising	$6,000.00
Inventory Acquisition	$2,000.00
Equipment and fixtures acquisition	$1,500.00
Office and related	$500.00
$14,500.00

The above budget includes general expenses necessary to operate our business for the next fiscal year and does not include foodstuffs, labor, and other consumable supplies and inputs related to each individual party event. This budget assumes that each of our Fairytale Parties will cause us to incur costs specific to the event that are less than the price received from the customer.

Business Goals For The Fiscal Year Beginning August 1, 2007

During the first and second quarters of our first full fiscal year, our primary goal will be to begin generating a steady flow of sales in the Las Vegas area. By the end of the third quarter, we hope to have achieved brand name recognition throughout the greater Las Vegas area and to have attained a more significant volume of sales through both referrals and the launch of our planned local advertising campaign. By the end of our first fiscal year, we hope to have designed our affiliate franchise program and to begin serious discussions with potential franchisees in at least one major metropolitan area outside of Las Vegas. The following is a schedule of our business development goals for the current fiscal year:

Time	Objective
• By end of second quarter	Conduct an average of 3 to 5 Fairytale Party events per week; gross revenues in excess of $3,500 per month
• By mid-late third quarter	Begin initial advertising campaign
• By end of third quarter / or early fourth quarter	Conduct an average of 8-10 Fairytale Party events per week; gross revenues in excess of $6,000 per month
• By end of fourth quarter	Complete design of affiliate franchise program; begin discussions with potential franchisees in at least one major metropolitan area outside of initial market in Las Vegas

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended October 31, 2007

We have earned only $200 in revenues from inception through the period ending October 31, 2007. During the quarter ending October 31, 2007, we focused primarily on developing the format and logistical details of our planned party events and on selecting certain key props and other items related to our party themes. We do not anticipate earning steady revenues until near the end of our second quarter on January 31, 2007. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $1,103 from our inception on May 1, 2007 through the period ending October 31, 2007. We incurred operating expenses and net losses and in the amount of $750 during the three months ended October 31, 2007. Our operating expenses from inception through October 31, 2007 consisted of general and administrative expenses. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable primarily to inventory and fixture acquisition and marketing expenses.

Liquidity and Capital Resources

As of October 31, 2007, we had cash of $17,072 and working capital of $17,072. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning August 1, 2007, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have regular operations and we have minimal income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues within the fiscal year beginning August 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $17,072 as of October 31, 2007 and have accumulated deficit of $903 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of

October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on August 30, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairytale Ventures, Inc.
Date:	December 17, 2007

By: /s/Anusha Kumar
Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director