Form 10QSB
period 2008-01-31
Fairytale Ventures Inc
filed 2008-03-17
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Janaury 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,590,000 common shares as of March 14, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of January 31, 2008 (unaudited);

F-2	Statements of Operations for the three and six months ended January 31, 2008 (unaudited);

F-3	Statements of Stockholder’s Equity as of January 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the three and six months ended January 31, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	January 31, 2008	July 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$14,922	$17,072

Total Current Assets	14,922	17,072

TOTAL ASSETS	$14,922	$17,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accrued interest payable	40	-

Total Current Liabilities	1,040	1,000

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock - $0.001 par value; 90,000,000 shares authorized; 5,590,000 shares issued and outstanding	5,590	5,590
Additional paid-in capital	10,635	10,635
Accumulated deficit	(2,343)	(153)

Total Stockholders' Equity	13,882	16,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,922	$17,072

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Three Months Ended January 31, 2008	For the Six Months Ended January 31, 2008	From Inception on May 1, 2007 Through January 31, 2008

REVENUES	$-	$-	$200
COST OF GOODS SOLD	-	-	-
GROSS MARGIN	-	-	200

OPERATING EXPENSES

General and administrative	1,400	2,150	2,503

Total Operating Expenses	1,400	2,150	2,503

OTHER EXPENSES

Interest Expense	40	40	40

NET LOSS	$(1,440)	$(2,190)	$(2,343)

BASIC LOSS PER SHARE	$(0)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,590,000	5,590,000

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	Common Stock Shares Amount		Paid-In Capital	Accumulated Deficit	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Shares issued for cash at $0.0075 per share	1,590,000	1,590	10,335	-	11,925

Net loss from inception through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	5,590,000	5,590	10,635	(153)	16,072

Net loss for the six months ended January 31, 2008	-	-	-	(2,190)	(2,190)

Balance, January 31, 2008	5,590,000	$5,590	$10,635	$(2,343)	$13,882

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Months Ended January 31, 2008	Months Ended January 31, 2007	From Inception on May 1, 2007, Through January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,440)	$(2,190)	$(2,343)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed expenses
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(750)	-	-
Increase (decrease) in accrued interest	40	40	40

Net Cash Used by
Operating Activities	(2,150)	(2,150)	(2,303)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by
Financing Activities	-	-	17,225

NET DECREASE IN CASH	(2,150)	(2,150)	14,922

CASH AT BEGINNING OF PERIOD	17,072	17,072	-

CASH AT END OF PERIOD	$14,922	$14,922	$14,922

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008 and July 31, 2007

N             NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2007 audited financial statements.  The results of operations for the periods ended January 31, 2008 are not necessarily indicative of the operating results for the full years.

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

Our pricing model for most types of events will feature a base price with certain included features, together with a list of available options and upgrades:

 Standard Party                                           $200
•	Birthday girl + 10 guests (additional guests $10 each)
•	Small tiara for birthday girl
•	Tea, lemonade, and water served with tea pots and tea cups
•	Finger sandwiches (turkey, ham cheese); mini-quiches
•	Small individual cakes for birthday girl and cupcakes for guests
•	Special “throne” for the birthday girl
•	Dress-up session with make-up, nails, dresses, shoes, and jewelry
•	Fashion show with pictures for each guest

Upgrades
•	Dresses for purchase ($15-$20 each)
•	Large tiara for princess and/or small tiaras for all guests ($10 each)
•	“Up-do’s” for all girls ($5 each)
•	Celebrity guest – Cinderella, Belle, Tinkerbelle, etc. ($50 - $100)
•	Gifts for each guest ($2 - $6 each)

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

Business Goals For The Fiscal Year Beginning August 1, 2007

Our goal was originally to begin generating a steady flow of sales in the Las Vegas area during the first and second quarters of our first full fiscal year.  The development of our operations during the first part of this fiscal year have been delayed, however, by certain unexpected constraints on the time our sole officer, Anusha Kumar.  During the quarter ended January 31, 2008, Ms. Kumar has had insufficient available time to devote to the development of our business and we have been unable to identify or retain additional personnel who can assist her at a feasible cost.  As a result, the development of our business has been much slower than projected and our goals for the remainder of this fiscal year have been modified.

Our modified business goals for the remainder of this fiscal year and beyond are as follows:

Time	Objective
• By end of third quarter	Conduct an average of 2 to 3 Fairytale Party events per week; gross revenues in excess of $1,500 per month
• By mid-late fourth quarter	Begin initial advertising campaign
• By end of fourth quarter	Conduct an average of 5-7 Fairytale Party events per week; gross revenues in excess of $4,000 per month
• By end of first quarter of second fiscal year	Complete design of affiliate franchise program; begin discussions with potential franchisees in at least one major metropolitan area outside of initial market in Las Vegas

It is our hope and belief that Ms. Kumar will have more time to devote to the development of our business in the coming months.  It remains possible, however, that Ms. Kumar may not be able to devote sufficient time to the management of our business, as and when needed.  If our management continues to be unable to devote a sufficient amount of time to manage and develop our operations, our business may fail.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended January 31, 2008

We have earned only $200 in revenues from inception through the period ending January 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $2,503 from our inception on May 1, 2007 through the period ending January 31, 2008.  We incurred operating expenses and net losses and in the amount of $1,400 during the three months ended January 31, 2008 and in the amount of $2,150 during the six months ended January 31, 2008. Our operating expenses from inception through January 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable primarily to inventory and fixture acquisition and marketing expenses.

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $14,922 and working capital of $13,882. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning August 1, 2007, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have regular operations and we have minimal income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues within the fiscal year beginning August 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have working capital of $13,882 as of January 31, 2008 and have an accumulated deficit of $2,343 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

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

PART II – OTHER INFORMATION

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

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

Fairytale Ventures, Inc.

Date:	March 17, 2008

By: /s/Anusha Kumar Anusha Kumar Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director