Form 10-Q
period 2008-04-30
Fairytale Ventures Inc
filed 2008-06-09
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145794

Fairytale Ventures, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7437 S. Eastern Ave., #307, Las Vegas, Nevada 89123-1538
(Address of principal executive offices)

702-885-3072
(Issuer’s telephone number)
__Former address – 5155 West Tropicana, #1094, Las Vegas, Nevada 89103__
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,590,000 common shares as of June 3, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of April 30, 2008 (unaudited);

F-2	Statements of Operations for the three and nine months ended April 30, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity from inception on May 1, 2007 through April 30, 2008 (unaudited)

F-4	Statements of Cash Flows for the three and nine months ended April 30, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS	April 30, 2008	July 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$12,375	$17,072

Total Current Assets	12,375	17,072

TOTAL ASSETS	$12,375	$17,072

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accrued interest payable	60	-

Total Current Liabilities	1,060	1,000

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 5,590,000 shares issued and outstanding	5,590	5,590
Additional paid-in capital	10,635	10,635
Accumulated deficit	(4,910)	(153)

Total Stockholders' Equity	11,315	16,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,375	$17,072

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Three Months Ended April 30, 2008	For the Nine Months Ended April 30, 2008	From Inception on May 1, 2007 Through April 30, 2008

REVENUES	$-	$-	$200
COST OF GOODS SOLD	-	-	-
GROSS MARGIN	-	-	200

OPERATING EXPENSES

General and administrative	2,547	4,697	5,050

Total Operating Expenses	2,547	4,697	5,050

OTHER EXPENSES

Interest Expense	20	60	60

NET LOSS BEFORE INCOME TAXES	(2,567)	(4,757)	(4,910)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(2,567)	$(4,757)	$(4,910)

BASIC LOSS PER SHARE	$(0)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,590,000	5,590,000

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Shares issued for cash at $0.0075 per share	1,590,000	1,590	10,335	-	11,925

Net loss from inception through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	5,590,000	5,590	10,635	(153)	16,072

Net loss for the nine months ended April 30, 2008	-	-	-	(4,757)	(4,757)

Balance, April 30, 2008	5,590,000	$5,590	$10,635	$(4,910)	$11,315

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended April 30, 2008	For the Nine Months Ended April 30, 2008	From Inception on May 1, 2007 Through April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,567)	$(4,757)	$(4,910)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed expenses
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	-	-
Increase (decrease) in accrued interest	20	60	60

Net Cash Used by Operating Activities	(2,547)	(4,697)	(4,850)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by Financing Activities	-	-	17,225

NET DECREASE IN CASH	(2,547)	(4,697)	12,375

CASH AT BEGINNING OF PERIOD	14,922	17,072	-

CASH AT END OF PERIOD	$12,375	$12,375	$12,375

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008 and July 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2007 audited financial statements.  The results of operations for the periods ended April 30, 2008 are not necessarily indicative of the operating results for the full years.

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

Item 2.    Management’s Discussion and Analysis or Plan of Operation

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

Company Overview and Plan of Operation

We are a Nevada corporation, formed May 1, 2007.

Our original plan of operations was to offer unique “princess” tea parties and other themed birthday parties and special event parties for children.  We planned to feature complete themed children’s parties, including food, costumes and props for the birthday child and guests, and other features and amenities. Our planned service was to be a mobile party service that would stage the events in our customers’ homes or other venues of their choice. Our business planned to begin operations in the Las Vegas, Nevada area. Upon establishing brand recognition for our unique, Fairytale Parties on-site children’s party service, we had hoped to expand our operations to other metropolitan areas through the use of a franchise affiliate system.

We planned to initially market the Fairytale Parties service to parents and families with children aged 3-12 in the greater Las Vegas area.  We envisioned a multi-faceted marketing plan using several channels to reach the target market for Fairytale Parties, including print advertising and radio.

Our goal was originally to begin generating a steady flow of sales in the Las Vegas area during the first and second quarters of our first full fiscal year.  The development of our operations has been severely delayed, however, by certain unexpected personal and professional constraints on the time of our sole officer, Anusha Kumar.  To date, Ms. Kumar has had insufficient available time to devote to the development of our business and we have been unable to identify or retain additional personnel who can assist her at a feasible cost.  As a result, the development of our business has been much slower than originally projected.

Due to our continuing difficulties as described above, we have begun to re-evaluate our plan of operations and to determine whether it continues to be workable as a practical and logistical matter.  Management has also been searching for and evaluating various established business concepts and/or lines of business for potential acquisition which would not require a substantial investment of the personal time of our current personnel.  Although we have not entered into any binding agreement regarding any specific business opportunity at this time, we have been in negotiations and have been doing due diligence which we hope will lead to an agreement in the future.  In the event we are able to reach such an agreement, we will re-focus our operations and follow a plan centering primarily the new business opportunity.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended April 30, 2008

We have earned only $200 in revenues from inception through the period ending April 30, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $5,050 from our inception on May 1, 2007 through the period ending April 30, 2008.  We incurred operating expenses and net losses and in the amount of $2,547 during the three months ended April 30, 2008 and in the amount of $4,697 during the nine months ended April 30, 2008. Our operating expenses from inception through April 30, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $12,375 and working capital of $11,315. Our cash on hand will allow us to cover our anticipated expenses for the remainder of the fiscal year beginning August 1, 2007, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have regular operations and we have minimal income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues within the fiscal year beginning August 1, 2007. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have working capital of $11,315 as of April 30, 2008 and have an accumulated deficit of $4,910 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Fairytale Ventures, Inc.

Date:	June 16, 2008

By: /s/ Anusha Kumar Anusha Kumar Title: Chief Executive Officer and Director