Form 10-Q
period 2008-10-31
Fairytale Ventures Inc
filed 2008-12-12
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

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

702-885-3072
(Issuer’s telephone number)

_____________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,305,517 common shares as of December 9, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2008 (unaudited) and July 31, 2008;

F-2	Statements of Operations for the three months ended October 31, 2008 and 2007 and from inception on May 1, 2007 through October 31, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity as of October 31, 2008 (unaudited)

F-4	Statements of Cash Flows for the three months ended October 31, 2008 and 2007 and from inception on May 1, 2007 through October 31, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	October 31, 2008	July 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$7,838	$9,075

Total Current Assets	7,838	9,075

TOTAL ASSETS	$7,838	$9,075

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accounts payable and accrued expenses	3,600	493

Total Current Liabilities	4,600	1,493

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,305,517 shares issued and outstanding	10,306	10,306
Additional paid-in capital	5,919	5,919
Deficit accumulated during the development stage	(12,987)	(8,643)

Total Stockholders' Equity	3,238	7,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,838	$9,075

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended October 31, 2008	For the Three Months Ended October 31, 2007	From Inception on May 1, 2007 Through October 31, 2008

REVENUES	$-	$-	$200
COST OF GOODS SOLD	-	-	-
GROSS MARGIN	-	-	200

OPERATING EXPENSES

General and administrative	4,324	750	13,087

Total Operating Expenses	4,324	750	13,087

OTHER EXPENSES

Interest Expense	20	-	100

NET LOSS BEFORE INCOME TAXES	(4,344)	-	(12,987)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,344)	$(750)	$(12,987)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,305,517	10,305,517

The accompanying notes are a integral part of these financials statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash at $0.001 per share on May 14, 2007	7,374,252	7,374	(3,374)	-	4,000

Shares issued for cash at $0.004 per share on June 22, 2007	2,931,265	2,932	8,993	-	11,925

Net loss from inception through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	10,305,517	10,306	5,919	(153)	16,072

Net loss for the year ended July 31, 2008	-	-	-	(8,490)	(8,490)

Balance, July 31, 2008	10,305,517	10,306	5,919	(8,643)	7,582

Net loss for three months ended October 31, 2008	-	-	-	(4,344)	(4,344)

Balance, October 31, 2008	10,305,517	$10,306	$5,919	$(12,987)	$3,238

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended October 31, 2008	For the Three Months Ended October 31, 2007	From Inception on May 1, 2007 Through October 31, 2008
OPERATING ACTIVITIES

Net loss	$(4,344)	$(750)	$(12,987)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed expenses
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,107	750	3,600

Net Cash Used in
Operating Activities	(1,237)	-	(9,387)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by
Financing Activities	-	-	17,225

NET INCREASE (DECREASE) IN CASH	(1,237)	-	7,838

CASH AT BEGINNING OF PERIOD	9,075	17,072	-

CASH AT END OF PERIOD	$7,838	$17,072	$7,838

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and July 31, 2008

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the periods ended October 31, 2008 are not necessarily indicative of the operating results for the full years.

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

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and July 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Results of Operations for the three months ended October 31, 2008

We have earned only $200 in revenues from inception through the period ending October 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $12,987 from our inception on May 1, 2007 through the period ending October 31, 2008.  We incurred operating expenses and net losses and in the amount of $4,324 during the three months ended October 31, 2008 and in the amount of $750 during the three months ended October 31, 2007. Our operating expenses from inception through October 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2008, we had current assets in the amount of $7,838, consisting entirely of cash. Our current liabilities as of October 31, 2008, were $4,600. Thus, we had working capital of $3,238 as of October 31, 2008.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have working capital of $3,238 as of October 31, 2008 and have an accumulated deficit of $12,987 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Registration Statement on Form SB-2 filed August 30, 2007.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairytale Ventures, Inc.

Date:	December 12, 2008

By: /s/Anusha Kumar Anusha Kumar Title: Chief Executive Officer and Director