Form 10-Q
period 2009-01-31
Fairytale Ventures Inc
filed 2009-03-10
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,305,517 common shares as of February 27, 2009.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2009 (unaudited) and July 31, 2008;

F-2	Statements of Operations for the three and six months ended January 31, 2009 and 2008 and from inception on May 1, 2007 through January 31, 2009 (unaudited);

F-3	Statements of Stockholders’ Equity as of January 31, 2009 (unaudited)

F-4	Statements of Cash Flows for the six months ended January 31, 2009 and 2008 and from inception on May 1, 2007 through January 31, 2009 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	Janurary 31 2009	July 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$3,438	$9,075

Total Current Assets	3,438	9,075

TOTAL ASSETS	$3,438	$9,075

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accounts payable and accrued expenses	1,917	493

Total Current Liabilities	2,917	1,493

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,305,517 shares issued and outstanding	10,306	10,306
Additional paid-in capital	5,919	5,919
Deficit accumulated during the development stage	(15,704)	(8,643)

Total Stockholders' Equity	521	7,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,438	$9,075

The accompanying notes are a integral part of these financials statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	For the Six Months Ended January 31, 2009	For the Six Months Ended January 31, 2008	From Inception on May 1, 2007 Through January 31, 2009

REVENUES	$-	$-	$-	$-	$200
COST OF GOODS SOLD			-	-	-
GROSS MARGIN	-	-	-	-	200

OPERATING EXPENSES

General and administrative	2,697	1,400	7,021	2,150	15,784

Total Operating Expenses	2,697	1,400	7,021	2,150	15,784

OTHER EXPENSES

Interest Expense	20	40	40	40	120

NET LOSS BEFORE INCOME TAXES	(2,717)	(1,440)	-	-	(15,704)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,717)	$(1,440)	$(7,061)	$(2,190)	$(15,704)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,305,517	5,590,000	10,305,517	5,590,000

The accompanying notes are a integral part of these financials statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash at $0.001 per share on May 14, 2007	7,374,252	7,374	(3,374)	-	4,000

Shares issued for cash at $0.004 per share on June 22, 2007	2,931,265	2,932	8,993	-	11,925

Net loss from inception through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	10,305,517	10,306	5,919	(153)	16,072

Net loss for the year ended July 31, 2008	-	-	-	(8,490)	(8,490)

Balance, July 31, 2008	10,305,517	10,306	5,919	(8,643)	7,582

Net loss for six months ended January 31, 2009	-	-	-	(7,061)	(7,061)

Balance, January 31, 2009	10,305,517	$10,306	$5,919	$(15,704)	$521

The accompanying notes are a integral part of these financials statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended January 31,	For the Six Months Ended January 31,	From Inception on May 1, 2007 Through January 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(7,061)	$(1,440)	$(15,704)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed expenses	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and accrued expenses	1,424	(710)	1,917

Net Cash Used in
Operating Activities	(5,637)	(2,150)	(13,787)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by
Financing Activities	-	-	17,225

NET INCREASE (DECREASE) IN CASH	(5,637)	(2,150)	3,438

CASH AT BEGINNING OF PERIOD	9,075	17,072	-

CASH AT END OF PERIOD	$3,438	$14,922	$3,438

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are a integral part of these financials statements.

FAIRYTALE VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and July 31, 2008

NOTE    1 -        CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the period ended January 31, 2009 are not necessarily indicative of the operating results for a full year.

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
January 31, 2009 and July 31, 2008

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

            Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Our goal was originally to begin generating a steady flow of sales in the Las Vegas area during the first and second quarters of our first full fiscal year.  The development of our operations has been severely delayed, however, by certain unexpected personal and professional constraints on the time of our sole officer, Anusha Kumar.  To date, Ms. Kumar has had insufficient available time to devote to the development of our business and we have been unable to identify or retain additional personnel who can assist her at a feasible cost.  As a result, the development of our business has been much slower than originally projected.  Due to our continuing difficulties as described above, we are re-evaluating our plan of operations and to determine whether it continues to be workable as a practical and logistical matter.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended January 31, 2009

We have earned only $200 in revenues from inception through the period ending January 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $15,704 from our inception on May 1, 2007 through the period ending January 31, 2009.  We incurred operating expenses in the amount of $2,697 and net losses in the amount of $2,717 and during the three months ended January 31, 2009.  We incurred operating expenses in the amount of $1,400 and net losses in the amount of $1,440 during the three months ended January 31, 2008. We incurred operating expenses in the amount of $7,021 and net losses in the amount of $7,061 during the six months ended January 31, 2009.  We incurred operating expenses in the amount of $2,150 and net losses in the amount of $2,190 during the six months ended January 31, 2008. Our operating expenses from inception through January 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2009, we had current assets in the amount of $3,438, consisting entirely of cash. Our current liabilities as of January 31, 2009, were $2,917. Thus, we had working capital of $521 as of January 31, 2009.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have working capital of $521 as of January 31, 2009 and have an accumulated deficit of $15,704 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

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

Fairytale Ventures, Inc.

Date:	March 10, 2009

By: /s/Anusha Kumar Anusha Kumar Title: Chief Executive Officer and Director