Form 10-Q
period 2009-04-30
Aviation Surveillance Systems, Inc.
filed 2009-06-15
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-145794

Aviation Surveillance Systems, Inc.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  16,488,825 common shares as of May 29, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2009 (unaudited) and July 31, 2008;

F-2	Statements of Operations for the three and nine months ended April 30, 2009 and 2008 and from inception on May 1, 2007 through April 30, 2009 (unaudited);

F-3	Statements of Stockholders’ Equity as of April 30, 2009 (unaudited)

F-4	Statements of Cash Flows for the nine months ended April 30, 2009, from inception on May 1, 2007 through April 30, 2009, and from inception on May 1, 2007 through April 30, 2008 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30, 2009	July 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$1,638	$9,075

Total Current Assets	1,638	9,075

TOTAL ASSETS	$1,638	$9,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accounts payable and accrued expenses	4,759	493

Total Current Liabilities	5,759	1,493

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 16,488,827 shares issued and outstanding	16,489	16,489
Additional paid-in capital	(264)	(264)
Deficit accumulated during the development stage	(20,346)	(8,643)

Total Stockholders' Equity (Deficit)	(4,121)	7,582
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,638	$9,075

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended April 30, 2009	For the Three Months Ended April 30, 2008	For the Nine Months Ended April 30, 2009	For the Nine Months Ended April 30, 2008	From Inception on May 1, 2007 Through April 30, 2009

REVENUES	$-	$-	$-	$-	$200
COST OF GOODS SOLD		-		-	-
GROSS MARGIN	-	-	-	-	200

OPERATING EXPENSES

General and administrative	4,623	2,547	11,643	4,697	20,406

Total Operating Expenses	4,623	2,547	11,643	4,697	20,406

OTHER EXPENSES

Interest Expense	20	20	60	60	140

NET LOSS BEFORE INCOME TAXES	(4,643)	(2,567)	(11,703)	(4,757)	(20,346)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,643)	$(2,567)	$(11,703)	$(4,757)	$(20,346)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,488,827	8,944,000	16,488,827	8,944,000

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash at $0.001 per share on May 14, 2007	11,798,803	11,799	(7,799)	-	4,000

Shares issued for cash at $0.004 per shareon June 22, 2007	4,690,024	4,690	7,235	-	11,925

Net loss from inception through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,827	16,489	(264)	(153)	16,072

Net loss for the year ended July 31, 2008	-	-	-	(8,490)	(8,490)

Balance, July 31, 2008	16,488,827	16,489	(264)	(8,643)	7,582

Net loss for nine months ended April 30, 2009	-	-	-	(11,703)	(11,703)

Balance, April 30, 2009	16,488,827	$16,489	$(264)	$(20,346)	$(4,121)

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc).
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended April 30, 2009	From Inception on May 1, 2007 Through April 30, 2008	From Inception on May 1, 2007 Through April 30, 2009
OPERATING ACTIVITIES

Net loss	$(11,703)	$(4,757)	$(20,346)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and accrued expenses	4,266	60	4,759

Net Cash Used in
Operating Activities	(7,437)	(4,697)	(15,587)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by
Financing Activities	-	-	17,225

NET INCREASE (DECREASE) IN CASH	(7,437)	(4,697)	1,638

CASH AT BEGINNING OF PERIOD	9,075	17,072	-

CASH AT END OF PERIOD	$1,638	$12,375	$1,638

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and July 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2008 audited financial statements.  The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for a full year.

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

 AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and July 31, 2008

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

         Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and July 31, 2008

NOTE 4 – SIGNIFICANT EVENT

Effective May 11, 2009, pursuant to the approval of its shareholders and board of directors, the Company changed its name to Aviation Surveillance Systems, Inc.   The Company’s shareholders and board of directors
also approved a forward stock split, effective May 11, 2009, of the Company’s common stock on the basis of 1.6 shares for each share issued and outstanding.  The total number of authorized shares is 90,000,000 with a par value of $0.001 per common share.  After the split, the Company had a total of 16,488,827 of common shares issued and outstanding.  The Company’s financial statements have been retroactively adjusted to reflect the stock split and the name change.

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

Company Overview and Plan of Operation

We are a Nevada corporation, formed May 1, 2007.

Our original plan of operations was to offer unique “princess” tea parties and other themed birthday parties and special event parties for children.  The development of our planned operations was severely delayed, however, by certain unexpected personal and professional constraints on the time of our sole officer, Anusha Kumar.   Due to our continuing difficulties in this regard, we eventually determined that our original plan of operations was no longer workable as a practical and logistical matter.

Subsequent to the end of the reporting period, on May 11, 2009, we changed our name to Aviation Surveillance Systems, Inc.  Concurrently with our name change, we suspended pursuit of our former plan of operations and began investigating new business opportunities.

Expected Changes In Number of Employees, Plant, and Equipment

We currently do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended April 30, 2009

We have earned only $200 in revenues from inception through the period ending April 30, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred expenses in the amount of $20,406 and net losses in the amount of $20,346 from our inception on May 1, 2007 through the period ending April 30, 2009.  We incurred operating expenses in the amount of $4,623 and net losses in the amount of $4,643 during the three months ended April 30, 2009, compared to operating expenses in the amount of $2,547 and net losses in the amount of $2,567 during the three months ended April 30, 2008. We incurred operating expenses in the amount of $11,643 and net losses in the amount of $11,703 during the nine months ended April 30, 2009, compared to operating expenses in the amount of $4,697 and net losses in the amount of $4,757 during the nine months ended April 30, 2008. Our operating expenses from inception through April 30, 2009 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2009, we had current assets in the amount of $1,638, consisting entirely of cash. Our current liabilities as of April 30, 2009, were $5,759. Thus, we had a working capital deficit of $4,121 as of April 30, 2009.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had a working capital deficit of $4,121 as of April 30, 2009 and have an accumulated deficit of $20,346 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

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

Aviation Surveillance Systems, Inc.

Date:	June 15, 2009

By: /s/Anusha Kumar Anusha Kumar Title: Chief Executive Officer and Director