Form 10-K
period 2009-07-31
Aviation Surveillance Systems, Inc.
filed 2009-11-12
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-145794

Aviation Surveillance Systems, Inc.
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,407,006.60

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,488,825 as of October 27, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	15

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

Patents and Trademarks

We do not currently have any patents or trademarks registered with the U.S. Patent and Trademark Office.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended July 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ASUV.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2009
Quarter Ended	High $	Low $
July 31, 2009	.25	.25
April 30, 2009	.25	.25
January 31, 2009	.25	.25
November 30, 2008	.25	.25

The last sales price per share of our common stock was $0.30 on June 20, 2008.

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

Holders of Our Common Stock

As of October 27, 2009, we had 16,488,825 shares of our common stock issued and outstanding, held by 32 shareholders of record.

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

Results of Operations for the years ended July 31, 2009 and 2008

We have not earned significant revenues since the inception of our business and we earned no revenues during the fiscal year ended July 31, 2009.  We incurred expenses and net losses in the amount of $68,790 for the year ended July 31, 2009.  We incurred expenses and net losses in the amount of $15,709 for the year ended July 31, 2008.  We incurred total expenses and net losses in the amount of $ 84,735 from our inception on May 1, 2007 through the fiscal year ended July 31, 2009.

Our losses are attributable to operating expenses and interest expense, together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2009, we had current assets in the amount of $1,638 consisting entirely of cash. Our current liabilities as of July 31, 2009, were $70,148. Thus, we had working capital deficit of $68,510 as of July 31, 2009.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue future or expanded operations. We have incurred cumulative net losses of $84,735 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

Ms. Anusha Kumar, our President, CEO, CFO and sole Director, is currently devoting approximately 1 to 2 hours per week to meet our needs.    We currently have no other employees.  We currently do not have specific plans to increase our number of employees.

Off Balance Sheet Arrangements

As of July 31, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2009 and their present positions.

Name	Age	Office(s)
Anusha Kumar	30	President, CEO, CFO, Treasurer, Secretary, Director

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Anusha Kumar	0	0	0

Code of Ethics

As of July 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anusha Kumar, CEO, CFO, President, Secretary-Treasurer, & Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Anusha Kumar	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anusha Kumar	0	0	0	0	0	0	0

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 27, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 16,488,825 Shares of Common Stock issued and outstanding as of October 27, 2009.

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Anusha Kumar 7437 S. Eastern Ave., #307 Las Vegas, Nevada	11,798,803	71.56%
Common Stock	All Officers and Directors as a Group (one person)	11,798,803	71.56%

Common Stock	Other 5% Holders	None	None

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

1.
On July 27, 2007, the Company borrowed $1,000 from its President, Anusha Kumar, under the terms of a Promissory Note of the same date.  The Promissory Note payable to Ms. Kumar was due on July 31, 2009, accrues interest at 8% per annum until paid, and is unsecured.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$3500	$0	$0	$0
2008	$3500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated BalaBalance Sheets as of July 31, 2009 and 2008
F-3	Statements of Operations for the years ended July 31, 2009 and 2008 and period from inception to July 31, 2009
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to July 31, 2009
F-5	Statements of Cash Flows for the years ended July 31, 2009 and 2008 and period from inception to July 31, 2009
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form SB-2 filed August 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aviation Surveillance Systems, Inc.

By:	/s/Anusha Kumar
Anusha Kumar President, Chief Executive Officer, Chief Financial Officer and sole Director
November 12, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Anusha Kumar
Anusha Kumar President, Chief Executive Officer, Chief Financial Officer and sole Director
November 12, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com
 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Aviation Surveillance Systems, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Aviation Surveillance Systems, Inc. (formerly Fairytale Ventures Inc.) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from May 1, 2007 (inception) through July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over   financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Surveillance Systems, Inc. (formerly Fairytale Ventures Inc.) as of July 31, 2009 and 2008, and the results of its operations and cash flows for the periods then ended and for the period from May 1, 2007 (inception) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has not received revenue from sales of products or services, has a working capital deficit, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
November 11, 2009

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage company)
Balance Sheets

ASSETS

	July 31, 2009	July 31, 2008

CURRENT ASSETS

Cash	$1,638	$9,075

Total Current Assets	1,638	9,075

TOTAL ASSETS	$1,638	$9,075

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accounts payable and accrued expenses	69,148	7,712

Total Current Liabilities	70,148	8,712

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares
authorized; 16,488,825 shares issued and outstanding	16,489	16,489
Additional paid-in capital	(264)	(264)
Deficit accumulated during the development stage	(84,735)	(15,862)

Total Stockholders' Equity (Deficit)	(68,510)	363
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,638	$9,075

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage company)
Statements of Operations

			From Inception
			on May 1,
	For the Year Ended		2007 Through
	July 31,		July 31,
	2009	2008	2009

REVENUES	$-	$-	$200
COST OF GOODS SOLD	-	-	-
GROSS MARGIN	-	-	200

OPERATING EXPENSES

General and administrative	68,790	15,629	84,772

Total Operating Expenses	68,790	15,629	84,772

OTHER EXPENSES

Interest Expense	83	80	163

NET LOSS BEFORE INCOME TAXES	(68,873)	-	(84,735)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(68,873)	$(15,709)	$(84,735)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	16,488,825	16,488,825

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage company)
Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash
on May 14, 2007	11,798,803	11,799	(7,799)	-	4,000

Shares issued for cash
on June 22, 2007	4,690,022	4,690	7,235	-	11,925

Net loss from inception
through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,825	16,489	(264)	(153)	16,072

Net loss for the year
ended July 31, 2008	-	-	-	(15,709)	(15,709)

Balance, July 31, 2008	16,488,825	16,489	(264)	(15,862)	363

Net loss for year ended
ended July 31, 2009	-	-	-	(68,873)	(68,873)

Balance, July 31, 2009	16,488,825	$16,489	$(264)	$(84,735)	$(68,510)

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage company)
Statements of Cash Flows

			From Inception
			on May 1,
	For the Year Ended		2007 Through
	July 31,		July 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(68,873)	$(15,709)	$(84,735)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and accrued expenses	61,436	7,712	69,148

Net Cash Used in
Operating Activities	(7,437)	(7,997)	(15,587)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by
Financing Activities	-	-	17,225

NET INCREASE (DECREASE) IN CASH	(7,437)	(7,997)	1,638

CASH AT BEGINNING OF PERIOD	9,075	17,072	-

CASH AT END OF PERIOD	$1,638	$9,075	$1,638

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Aviation Surveillance Systems, Inc., formerly known as Fairytale Ventures, Inc. (the Company) was incorporated in the State of Nevada on May 1, 2007. The Company was  engaged in the principal business activity of providing on-location themed birthday parties and other special event parties for children. Since the corporate name change on April 20, 2009, the Company has been seeking new opportunities or a possible merger with an operating firm.  The Company has not realized significant revenues to date and therefore is classified as a development stage company.

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

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2009.

	For the Year Ended July 31, 2009	For the Year Ended July 31, 2008
Loss (numerator)	$(68,873)	$(15,709)
Shares (denominator)	16,488,825	16,488,825
Per share amount	$(0.00)	$(0.00)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended July 31, 2009 and 2008.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of July 31, 2009 and 2008.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	July 31 2009	July 31, 2008
Income tax expense at statutory rate	$ (26,838)	$ (6,129)
Common stock issued for services	-	-)
Valuation allowance	(26,838)	(6,129)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	July 31, 2009	July 31, 2008
NOL carryover	$ (33,047)	$ (6,209)
Valuation allowance	(33,047)	(6,209)
Net deferred tax asset	$ -	$ -

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards $84,735 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Stock-based compensation.
As of July 31, 2009, the Company has not issued any share-based payments to its employees.  The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
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

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157; Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

 NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

      NOTE 2.   COMMON STOCK

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

On May 1, 2009, the Company’s shares of common stock were forward split on the basis of 1.6 shares for 1. The forward stock split has been recognized in the Company’s financial statements on a retroactive basis.

    NOTE 3.  RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf of $300 by related parties as a contribution to capital.

The Company has a note payable to a shareholder for $1,000. The note payable is due on July 31, 2009, accrues interest at 8% per annum and is unsecured. The shareholder has verbally agreed to extend the payment due date of the note for one additional year.

    NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $22,319 as of July 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5. SUBSEQUENT EVENTS

    The Company has analyzed its operations subsequent to July 31, 2009 through November 12, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.