Form 10-Q
period 2009-10-31
Aviation Surveillance Systems, Inc.
filed 2009-12-11
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  16,488,825 common shares as of December 10, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2009 (unaudited) and July 31, 2009;
F-2	Statements of Operations for the three months ended October 31, 2009 and 2008 and from inception on May 1, 2007 through October 31, 2009 (unaudited);
F-3	Statements of Stockholders’ Equity as of October 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended October 31, 2009 and 2008 and from inception on May 1, 2007 through October 31, 2009 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	October 31,	July 31,
	2009	2009
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$1,638	$1,638

Total Current Assets	1,638	1,638

TOTAL ASSETS	$1,638	$1,638

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accounts payable and accrued expenses	113,191	69,148

Total Current Liabilities	114,191	70,148

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares
authorized; 16,488,827 shares issued and outstanding	16,489	16,489
Additional paid-in capital	(264)	(264)
Deficit accumulated during the development stage	(128,778)	(84,735)

Total Stockholders' Deficit	(112,553)	(68,510)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,638	$1,638

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on May 1,
	For the Three Months Ended		2007 Through
	October 31,		October 31,
	2009	2008	2009

REVENUES	$-	$-	$200
COST OF GOODS SOLD	-	-	-
GROSS MARGIN	-	-	200

OPERATING EXPENSES

General and administrative	44,020	4,324	128,792

Total Operating Expenses	44,020	4,324	128,792

OTHER EXPENSES

Interest Expense	23	20	186

NET LOSS BEFORE INCOME TAXES	(44,043)	(4,344)	(128,778)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(44,043)	$(4,344)	$(128,778)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	16,488,827	10,305,517

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash
at $0.001 per share
on May 14, 2007	11,798,803	11,799	(7,799)	-	4,000

Shares issued for cash
at $0.004 per share
on June 22, 2007	4,690,024	4,690	7,235	-	11,925

Net loss from inception
through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,827	16,489	(264)	(153)	16,072

Net loss for the year
ended July 31, 2008	-	-	-	(15,709)	(15,709)

Balance, July 31, 2008	16,488,827	16,489	(264)	(15,862)	363

Net loss for year ended
ended July 31, 2009	-	-	-	(68,873)	(68,873)

Balance, July 31, 2009	16,488,827	16,489	(264)	(84,735)	(68,510)

Net loss for the three months
ended October 31, 2009	-	-	-	(44,043)	(44,043)

Balance October 31, 2009	16,488,827	$16,489	$(264)	$(128,778)	$(112,553)

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc).
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on May 1,
	For the Three Months Ended		2007 Through
	October 31,		October 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(44,043)	$(4,344)	$(128,778)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and accrued expenses	44,043	3,107	113,191

Net Cash Used in
Operating Activities	-	(1,237)	(15,587)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by
Financing Activities	-	-	17,225

NET INCREASE (DECREASE) IN CASH	-	(1,237)	1,638

CASH AT BEGINNING OF PERIOD	1,638	9,075	-

CASH AT END OF PERIOD	$1,638	$7,838	$1,638

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to make the financial statements be not misleading and to present fairly the financial position, results of operations, and cash flows at October 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2009 audited financial statements.  The results of operations for the periods ended October 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet
Established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009  and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the December 11, 2009.  There are no material subsequent events to report.

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

Results of Operations for the three months ended October 31, 2009

We have earned only $200 in revenues from inception through the period ending October 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred expenses and net losses in the amount of $128,778 from our inception on May 1, 2007 through the period ending October 31, 2009.  We incurred expenses and net losses in the amount of $44,043 during the three months ended October 31, 2009, compared to expenses and net losses the amount of $4,344 during the three months ended October 31, 2008. Our operating expenses from inception through October 31, 2009 consisted primarily of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of October 31, 2009, we had current assets in the amount of $1,638, consisting entirely of cash. Our current liabilities as of October 31, 2009, were $114,191. Thus, we had a working capital deficit of $112,553 as of October 31, 2009.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had a working capital deficit of $112,553 as of October 31, 2009 and have an accumulated deficit of $128,778 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009  and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2009.

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

Aviation Surveillance Systems, Inc.

Date:	December 11, 2009

By: /s/Anusha Kumar Anusha Kumar Title: Chief Executive Officer and Director