Form 10-Q
period 2010-01-31
Aviation Surveillance Systems, Inc.
filed 2010-03-22
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-145794

Aviation Surveillance Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 Xuang Mi Hu Road, Xi Yuan, Futian, Shenzhen, P.R.C.
(Address of principal executive offices)

086-13828-766-488
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,724,119 common shares as of March 18, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2010 (unaudited) and July 31, 2009 (audited);
F-2	Statements of Operations for the three and six months ended January 31, 2010 and 2009 and from inception on May 1, 2007 through January 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity (deficit) as of January 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended January 31, 2010 and 2009 and from inception on May 1, 2007 through January 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31, 2010	July 31, 2009
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$397	$1,638

Total Current Assets	397	1,638

TOTAL ASSETS	$397	$1,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Notes payable - related party	$1,000	$1,000
Accounts payable and accrued expenses	138,737	69,148

Total Current Liabilities	139,737	70,148

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 16,488,827 shares issued and outstanding	16,489	16,489
Additional paid-in capital	(264)	(264)
Deficit accumulated during the development stage	(155,565)	(84,735)

Total Stockholders' Equity (Deficit)	(139,340)	(68,510)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$397	$1,638

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		From Inception on May 1, 2007 Through January 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$200
COST OF GOODS SOLD	-	-	-	-	-
GROSS MARGIN	-	-	-	-	200

OPERATING EXPENSES

General and administrative	26,763	2,697	70,783	7,021	155,555

Total Operating Expenses	26,763	2,697	70,783	7,021	155,555

OTHER EXPENSES

Interest Expense	24	20	47	40	210

NET LOSS BEFORE INCOME TAXES	(26,787)	-	(70,830)	-	(155,565)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(26,787)	$(2,717)	$(70,830)	$(7,061)	$(155,565)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,488,827	16,488,827	16,488,827	16,488,827

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash
at $0.001 per share
on May 14, 2007	11,798,803	11,799	(7,799)	-	4,000

Shares issued for cash
at $0.004 per share
on June 22, 2007	4,690,024	4,690	7,235	-	11,925

Net loss from inception
through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,827	16,489	(264)	(153)	16,072

Net loss for the year
ended July 31, 2008	-	-	-	(15,709)	(15,709)

Balance, July 31, 2008	16,488,827	16,489	(264)	(15,862)	363

Net loss for year ended
ended July 31, 2009	-	-	-	(68,873)	(68,873)

Balance, July 31, 2009	16,488,827	16,489	(264)	(84,735)	(68,510)

Net loss for the six months
ended January 31, 2010 (unaudited)	-	-	-	(70,830)	(70,830)

Balance, January 31, 2010 (unaudited)	16,488,827	$16,489	$(264)	$(155,565)	$(139,340)

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc).
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended January 31,		From Inception on May 1, 2007 Through January 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(70,830)	$(7,061)	$(155,565)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	69,589	1,424	138,737

Net Cash Used in Operating Activities	(1,241)	(5,637)	(16,828)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	16,225
Increase in notes payable-related parties	-	-	1,000

Net Cash Provided by Financing Activities	-	-	17,225

NET INCREASE (DECREASE) IN CASH	(1,241)	(5,637)	397

CASH AT BEGINNING OF PERIOD	1,638	9,075	-

CASH AT END OF PERIOD	$397	$3,438	$397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and July 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2009 audited financial statements.  The results of operations for the periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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
January 31, 2010 and July 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and July 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and July 31, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company received $1,000 as an advance from a related party to fund ongoing operations. The related party note is interest bearing at 8%, unsecured and due upon demand.

NOTE 5 – SUBSEQUENT EVENTS

On March 15, 2010, Ms. Anusha Kumar, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole director, agreed to sell all of her 11,798,803 shares of common stock in the company to Alp Investments, Ltd.  Following the private issuance of common stock described below, Alp Investments, Ltd. now holds shares of common stock which constitute approximately 91.43% of the Company’s total issued and outstanding stock.  Ms. Kumar transferred her shares in exchange for total consideration of $20,000.  Following the change in control discussed above, the Company closed an issue of 38,235,294 shares of common stock on March 15, 2010 to Alp Investments, Ltd.  Alp Investments, Ltd. acquired these shares in exchange for $65,000 at an approximate price of $0.0017 per share.

In connection with the sale of her controlling interest in the company, Ms. Kumar appointed Mr. Eden Ho to the board of directors and then resigned from all officer and director positions. Ms. Kumar also released the Company from the $1,000 obligation described in Note 4.

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date these financial statements were submitted to the Securities and Exchange Commission and there are no other material subsequent events to report.

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

As reported in our Current Report on Form 8-K filed March 18, 2010, we experienced a change in control subsequent to the reporting period on March 15, 2010.  Concurrent with the change in control, we raised additional funds in the amount of $65,000 through the sale of common stock in a private transaction, as described in the Current Report on Form 8-K filed March 17, 2010.  These funds will be used to satisfy existing accounts payable.  Following the change in control, our new management will continue to evaluate alternative business opportunities with which we can go forward as an operating business.  There can be no assurance, however, that we will be able to continue as a going concern.

Expected Changes In Number of Employees, Plant, and Equipment

We currently do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended January 31, 2010 and from May 1, 2007 (inception) to January 31, 2010

We have earned only $200 in revenues from inception through the period ending January 31, 2010. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred expenses and net losses in the amount of $155,565 from our inception on May 1, 2007 through the period ending January 31, 2010.  We incurred operating expenses and net operating losses in the amount of $26,763 during the three months ended January 31, 2010, compared to operating expenses and net operating losses the amount of $2,697 during the three months ended January 31, 2009. We incurred operating expenses and net operating losses in the amount of $70,783 during the six months ended January 31, 2010, compared to operating expenses and net operating losses the amount of $7,021 during the six months ended January 31, 2009. Our operating expenses from inception through January 31, 2010 consisted primarily of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2010, we had current assets in the amount of $397, consisting entirely of cash. Our current liabilities as of January 31, 2010, were $139,737. Thus, we had a working capital deficit of $139,340 as of January 31, 2010.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had a working capital deficit of $139,340 as of January 31, 2010 and have an accumulated deficit of $155,565 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and our Chief Financial Officer, Ms. Anusha Kumar.  Based upon that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

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

Aviation Surveillance Systems, Inc.

Date:	March 22, 2010

By: /s/ Eden Ho Eden Ho Title: Chief Executive Officer and Director