Form 10-Q
period 2010-04-30
Aviation Surveillance Systems, Inc.
filed 2010-06-11
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-145794

Aviation Surveillance Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 Xuang Mi Hu Road, Xi Yuan, Futian, Shenzhen, P.R.C.
(Address of principal executive offices)

086-13828-766-488
(Registrant’s telephone number)
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,724,119 common shares as of June 7, 2010.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of April 30, 2010 (unaudited) and July 31, 2009 (audited);
F-2	Statements of Operations for the three and nine months ended April, 2010 and 2009 and from inception on May 1, 2007 through April 30, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) as of April 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended April 30, 2010 and 2009 and from inception on May 1, 2007 through April 30, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	April 30, 2010	July 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS

Cash	$-	$1,638

Total Current Assets	-	1,638

TOTAL ASSETS	$-	$1,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Notes payable - related party	$-	$1,000
Accounts payable and accrued expenses	75	69,148

Total Current Liabilities	75	70,148

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 54,724,121 and 16,488,827 shares issued and outstanding, respectively	54,724	16,489
Additional paid-in capital	27,711	(264)
Deficit accumulated during the development stage	(82,510)	(84,735)

Total Stockholders' Equity (Deficit)	(75)	(68,510)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$1,638

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		From Inception on May 1, 2007 Through April 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$200
COST OF GOODS SOLD	-	-	-	-	-
GROSS MARGIN	-	-	-	-	200

OPERATING EXPENSES

General and administrative	1,637	4,623	72,780	11,643	157,552

Total Operating Expenses	1,637	4,623	72,780	11,643	157,552

OTHER EXPENSES

Gain on settlement of debt	(75,052)	-	(75,052)	-	(75,052)
Interest expense	-	20	47	60	210

Total other (income) expense	(75,052)	20	(75,005)	60	(74,842)

NET INCOME (LOSS) BEFORE INCOME TAXES	73,415	-	2,225	-	(82,510)
INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$73,415	$(4,643)	$2,225	$(11,703)	$(82,510)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,931,404	16,488,827	22,931,404	16,488,827

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash
at $0.001 per share
on May 14, 2007	11,798,803	11,799	(7,799)	-	4,000

Shares issued for cash
at $0.004 per share
on June 22, 2007	4,690,024	4,690	7,235	-	11,925

Net loss from inception
through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,827	16,489	(264)	(153)	16,072

Net loss for the year
ended July 31, 2008	-	-	-	(15,709)	(15,709)

Balance, July 31, 2008	16,488,827	16,489	(264)	(15,862)	363

Net loss for year ended
ended July 31, 2009	-	-	-	(68,873)	(68,873)

Balance, July 31, 2009	16,488,827	16,489	(264)	(84,735)	(68,510)

Common stock issued for cash at
$0.0017 per share (unaudited)	38,235,294	38,235	26,765	-	65,000

Note payable and accrued interest
contributed capital (unaudited)	-	-	1,210	-	1,210

Net income for the nine months
ended April 30, 2010 (unaudited)	-	-	-	2,225	2,225

Balance, April 30, 2010 (unaudited)	54,724,121	$54,724	$27,711	$(82,510)	$(75)

The accompanying notes are an integral part of these financial statements.

AVIATION SURVEILLANCE SYSTEMS, INC
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended April 30,		From Inception on May 1, 2007 Through April 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net income (loss)	$2,225	$(11,703)	$(82,510)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on settlement of debt	75,052	-	75,052
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(144,125)	4,266	(74,977)

Net Cash Used in Operating Activities	(66,848)	(7,437)	(82,435)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	65,000	-	81,225
Proceeds from notes payable-related parties	210	-	1,210

Net Cash Provided by Financing Activities	65,210	-	82,435

NET DECREASE IN CASH	(1,638)	(7,437)	-

CASH AT BEGINNING OF PERIOD	1,638	9,075	-

CASH AT END OF PERIOD	$-	$1,638	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Contributed capital	$1,210	$-	$1,210

AVIATION SURVEILLANCE SYSTEMS, INC.
(Formerly Fairytale Ventures, Inc.)
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010 and July 31, 2009
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2009 audited financial statements.  The results of operations for the periods ended April 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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
April 30, 2010 and July 31, 2009

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The related party note and accrued interest were converted to contributed capital during the three month period ended April 30, 2010 in connection with a change of control. The Company also realized a gain on the settlement of debt of $75,052 when certain accounts payable were negotiated and paid by the new management at a discount from the original liability.

NOTE 5 - CAPITAL STOCK

On March 15, 2010, the Company issued 38,235,294 shares of common stock at $0.0017 per share.  At April 30, 2010, the Company had 54,724,121 common shares issued and outstanding.  The Company is authorized 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Company Overview and Plan of Operation

We are a Nevada corporation, formed May 1, 2007.  As reported in our Current Report on Form 8-K filed March 18, 2010, we experienced a change in control on March 15, 2010.  Concurrent with the change in control, we raised additional funds in the amount of $65,000 through the sale of common stock in a private transaction, as described in the Current Report on Form 8-K filed March 18, 2010.  These funds were used to satisfy then-existing accounts payable.  Following the change in control, our new management evaluated alternative business opportunities with which we can go forward as an operating business.

On June 3, 2010, we acquired, by way of an assignment, an option to purchase the working interest in a group of oil and gas leases covering approximately 4,480 acres in McIntosh County, Oklahoma known as the Checotah Field Development Project (the “Checotah Project”). The seller of the leasehold interests is Shale Gas Partners, LLC. In addition, our option includes the purchase of a natural gas gathering, treatment, and pipeline system located within the Checotah Project.  The seller of the natural gas gathering system is Checotah Pipeline, LLC.

We will require substantial additional financing in order to exercise our option to purchase the Checotah Project and the related natural gas equipment, to pursue our development plan for the project, and to sustain substantial future business operations for any significant period of time. Under our agreement, a $20,000 initial deposit will be required and we must commit to investing funds in the total amount of $6,500,000 in the exploration and development of the project. In addition, our initial investment upon closing of the transaction must be a minimum of $1,500,000.  We do not currently have funds sufficient to make the initial required deposit, to fund the initial required investment or to begin any of the required exploration or development on the project. We plan to seek additional debt and/or equity capital, but we do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amount necessary to fund our contemplated operations, or on terms that are financially feasible. There are substantial risks that we will be unable to raise funds sufficient to exercise the option, that we will be unable to conclude a satisfactory formal purchase and sale agreement, and/or that we will be unable to raise significant funds with which to undertake exploration and development.

The Checotah Project

The Checotah Project consists of oil and gas leases that comprise 4,480 acres held by production within the Checotah AMI located in McIntosh County, Oklahoma.  The project contains eleven existing natural gas wells together with various natural gas gathering, treating, and pipeline equipment. The acreage held by production (“HBP”) in each section within the project is as follows:

Section	8-11N-17E	639.51
Section	9-11N-17E	640.00
Section	19-12N-17E	581.60
Section	20-12N-17E	514.38
Section	30-12N-17E	495.19
Section	27-12N-17E	639.99
Section	36-12N-16E	640.00
Various		329.33
Total HBP		4,480.00

Our option on the Checotah Project also includes the right to purchase all right, title and interest in any future leasing and development in the Checotah AMI, which comprised approximately 23,000 acres.

Our option also includes the purchase certain natural gas gathering, pipeline, and processing equipment located within the Checotah Project, including:

•	Gas gathering system consisting of eight miles of buried 4” poly-pipe.
•	Gas treatment facilities along the gathering system to the sales point.
•	Checotah compression station and sales point to Enogex low pressure line.
•	Water disposal through buried 2” poly-pipe with pumps and permitted water injection wells.
•	Enogex CDP, 2”meter run (no meter)
•	500 gallon polyethylene liquid tank
•	Dehydration Unit – Large unit.

Location and Exploration Potential of the Checotah Project

The Checotah gas prospect area lies within that portion of Eastern Oklahoma underlain by the north flanks of the Arkoma basin. The area has potential for discovery of unconventional gas reservoirs in the underexplored lands of McIntosh County, Oklahoma. The prospect covers 4 townships and is designed from an overview of the gas shale potential of thick deposits of Mississippian Caney and Devonian Woodford shale at average depths of approximately 3,000 feet below surface and the overlying CBM zones with an average midpoint depth of approximately 1,200 feet.  The leasehold consists of a contiguous area, suitable to support a large scale, unconventional gas development project.

Development of shale gas across the Checotah project requires the drilling of vertical wells on 80 acre spacing and commingling the Woodford and Caney Shales. These vertical wells will allow for additional gas production to be commingled from multiple pay zones found from shallow CBM. Further, conventional reservoirs of the Atoka and Gilcrease formations may be discovered.

The area has previously recovered oil and gas reserves located in shallow Pennsylvanian sandstone reservoirs. While drilling deeper wells, logs indicate black shales which have regionally been shown to produce gas. Subsequent mapping indicates that the gas shales contain zones of low density and high resistivity with an assumed high total organic content. While not typically considered as productive intervals, these black shales are regionally undergoing intense exploration efforts. As with many shale basins, early indications appear promising, while stabilized long term flow rates have not yet been established.

The Checotah Project currently contains eleven (11) completed natural gas wells which would be acquired as part of the project in the event we are able to exercise our option to purchase the leasehold interests and related equipment.

Terms and Conditions of Our Option On The Checotah Project

Our option on the Checotah Project calls for an initial deposit of $20,000 upon signing of a formal purchase and sale agreement.  The option calls for a sixty (60) day due diligence period following the signing of formal purchase and sale agreements and the option requires closing within ten (10) days after the end of the due diligence period. Upon closing of a formal purchase and sale agreement, we will be required to invest a minimum of $6,500,000 in the exploration and development of the project in accord with a project budget to be developed and mutually agreed upon with the sellers of the project.  In addition, our initial investment upon closing of the transaction must be a minimum of $1,500,000.  The current owner of the leasehold property will retain a twenty-five percent (25%) ownership interest following the closing.  In addition, the current owner of the natural gas gathering system with retain a twenty-five percent (25%) ownership interest in the equipment following the closing.

The foregoing is a summary of the material terms of the Letter of Intent regarding the Checotah Project and the related Assignment, which should be reviewed in its entirety for further detail.  The Letter of Intent regarding the Checotah Project and the related Assignment have been included as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed June 4, 2010.

Our plan of operations for the immediate future is to continue our due diligence on the Checotah Project while endeavoring to raise the substantial funds required to exercise our option and to commence further exploration and development of the project in accord with the contemplated purchase agreement. As discussed above, will require substantial additional financing in order to exercise our option to purchase the Checotah Project and the related natural gas equipment, to fund the required initial deposit and initial investment, and to undertake substantial exploration and development activities on the project.  We currently do not have any firm arrangements for such financing and we may not be able to obtain financing when required.

Expected Changes In Number of Employees, Plant, and Equipment

Our current plans to purchase physical plant and significant equipment consist of the contemplated purchase of the natural gas leasehold and related equipment for the Checotah project, as discussed above.  We do not currently have specific places to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended April 20, 2010

We have earned only $200 in revenues from inception through the period ending April 30, 2010. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred net losses in the amount of $82,510 from our inception on May 1, 2007 through the period ending April 30, 2010.  During the three months ended April 30, 2010, we incurred expenses in the amount of $1,637, together with a gain on settlement of debt in the amount of $75,052, resulting in a net income of $73,415. By comparison, we experienced expenses and net losses the amount of $4,643 during the three months ended April 30, 2009.

During the nine months ended April 30, 2010, we incurred total expenses in the amount of $72,827, together with together with a gain on settlement of debt in the amount of $75,052, resulting in a net income of $2,225. By comparison, we experienced expenses and net losses in the amount of $11,703 during the nine months ended April 30, 2009. Our operating expenses from inception through April 30, 2010 consisted primarily of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2010, we had no current assets and current liabilities of $75.  Thus, we had a working capital deficit of $75 as of April 30, 2010.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. As discussed above, will require substantial additional financing in order to exercise our option to purchase the Checotah Project and the related natural gas equipment, to fund the required initial deposit and initial investment, and to undertake substantial exploration and development activities on the project. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had a working capital deficit of $75 as of April 30, 2010 and have an accumulated deficit of $82,510 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Eden Ho.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As discussed in our Current Report on Form 8-K filed March 18, 2010, we closed an issue of 38,235,294 shares of common stock on March 15, 2010 to Alp Investments, Ltd.  Alp Investments, Ltd. acquired these shares in exchange for $65,000 at an approximate price of $0.0017 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2010.

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

Aviation Surveillance Systems, Inc.

Date:	June 11, 2010

By: /s/ Eden Ho Eden Ho Title: Chief Executive Officer and Director