Form 10-K
period 2010-07-31
HARMONIC ENERGY, INC.
filed 2010-11-02
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-145794

Harmonic Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#406 - 917 85th Street SW, Suite 167 Calgary, Alberta, Canada	T3H 5K2
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (403) 698-9477

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes []  No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [x]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $1,172,506 as of January 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  54,724,119as of October 26, 2010.

 PART I
Item 1.   Business

Principal Place of Business

Our principal offices are located at Suite 167, #406 - 917 85th Street SW, Calgary, Alberta, Canada T3H 5K2.

Description of Business

We are a Nevada corporation, formed May 1, 2007.  As reported in our Current Report on Form 8-K filed March 18, 2010, we experienced a change in control on March 15, 2010.   Following the change in control, our new management began to evaluate business opportunities in the area of oil and gas and acquired an option to purchase the working interest in a group of oil and gas leases covering approximately 4,480 acres in McIntosh County, Oklahoma known as the Checotah Field Development Project (the “Checotah Project”).  In addition, our option included the purchase of a natural gas gathering, treatment, and pipeline system located within the Checotah Project.

Our option on the Checotah Project called for an initial deposit of $20,000 upon signing of a formal purchase and sale agreement.  The option called for a sixty (60) day due diligence period following the signing of formal purchase and sale agreements and the option required closing within ten (10) days of the end of the due diligence period. Upon closing of a formal purchase and sale agreement, the option required us to invest a minimum of $6,500,000 in the exploration and development of the project in accord with a project budget to be developed and mutually agreed upon with the sellers of the project.   The required investments were to be made over time during the development of the project, and would have resulted in our ultimate ownership of a total seventy-five percent (75%) undivided interest in the leasehold interests and equipment on the project.

To date, we have been unable to perform our obligations under the option for the Checotah Project and, under its terms, the option has expired.  Advanced negotiations regarding the formal purchase contract for the project have been conducted, but to date we have been unable to raise the capital necessary to fund the proposed acquisition.  On or about October 13, 2010, the sellers of the Checotah Project demanded the payment of certain funds called for under the option and we were unable to furnish the required funds.

Our efforts to raise the capital necessary to acquire the Checotah Project are ongoing and we are attempting to negotiate an extension or renewed option agreement.  Our original option having expired however, the owners of the project may sell it to another party or pursue other options for funding its exploration and development.

In event that we are unable to negotiate an extension or renewed option agreement on the Checotah Project, or in the event that we are unable raise sufficient funds to complete an acquisition of the project, we will continue to search for promising oil and gas prospects and/or producing oil and gas properties in the United States and internationally.

Market for Our Products and Services

The availability of a ready market for natural gas, and the prices of such gas, depends upon a number of factors which are beyond our control. These include, among other things:

·	the level of domestic production;
·	the availability of pipelines with adequate capacity;
·	the availability and marketing of other competitive fuels;

·	fluctuating and seasonal demand for oil, gas and refined products; and
·
the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, gas, refined products and alternative fuels.

In view of the many uncertainties affecting the supply and demand for natural gas, it is not possible to predict accurately the prices or marketability of natural gas produced for sale.

Competition

The natural gas producing properties and exploratory drilling prospects industry is highly competitive in all its phases. Properties in which we intend to acquire an interest will encounter strong competition from many other oil and gas producers, including many that possess substantial greater financial resources and a superior ability to acquire economically desirable producing properties and exploratory drilling prospects, and to obtain equipment and labor to operate and maintain their properties.

Compliance with Governmental Regulation

The United States federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we may acquire an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and the regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or pro-ration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Employees

Other than our officers and directors, we do not have any full time employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We not have any subsidiaries.

Intellectual Property

We do not currently have any intellectual property.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not currently own or lease any real property.

Our Executive Offices

Our principal executive offices are located at Suite 167, #406 - 917 85th Street SW, Calgary, Alberta, Canada T3H 5K2. Our mailing address is the same. Our telephone number is (403) 698-9477.

Item 3.   Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Nevada Agency and Transfer Company, 50 West Liberty St, Suite 880, Reno, NV 89501.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended July 31, 2010.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ASUV.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	$1.52	$0.13
April 30, 2010	$0.15	$0.05
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a

Fiscal Year Ended July 31, 2009
Quarter Ended	High $	Low $
July 31, 2009	.30	.25
April 30, 2009	n/a	n/a
January 31, 2009	n/a	n/a
October 31, 2008	n/a	n/a

On October 26, 2010, the last sales price per share of our common stock was $1.52.

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

Holders of Our Common Stock

As of October 26, 2010, we had 54,724,119 shares of our common stock issued and outstanding, held by 10 shareholders of record, as well as other stockholders who hold shares in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans at this time.

Recent Sales of Unregistered Securities

We have not engaged in any sales of unregistered securities during the fiscal year ended July 31, 2010, except as otherwise reported in our applicable Current Reports on Form 8-K.

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

Plan of Operation

Our plan of operations for the immediate future is to continue our efforts to raise the substantial funds required to acquire a majority interest in the Checotah Project while endeavoring to negotiate a renewal or extension of our expired option on the project. In event that we are unable to raise sufficient funds required to complete an acquisition of the Checotah Project, we will continue to search for promising oil and gas prospects and/or producing oil and gas properties in the United States and internationally.

Results of Operations for the years ended July 31, 2010 and 2010

We have not earned significant revenues since the inception of our business and we earned no revenues during the fiscal years ended July 31, 2010 and July 31, 2009.  During the year ended July 31, 2010, we incurred operating expenses in the amount of $124,411 and interest expense of $201. Our operating expenses consisted of $114,531 in professional fees, $9,000 in website development and $880 in general and administrative expenses. We experienced a gain on settlement of debt in the amount of $86,748, which was primarily the result of a settlement of outstanding professional fees.  Accordingly we had a net loss of $37,864 for the year ended July 31, 2010. During the year ended July 31, 2009, we incurred operating expenses of $68,790 and interest expense of $83. Our operating expenses consisted mainly of professional fees. We had a net loss of $68,873 for the year ended July 31, 2009. We have incurred total net losses of $122,599 from inception on May 1, 2007 through July 31, 2010.  Our losses are attributable to ongoing operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2010, we had cash in the amount of $10,983 and a working capital deficit of $40,164.

We have not attained profitable operations and will be dependent upon obtaining financing to undertake substantial operations and to pursue a long-term business plan.  As reported in our Current Report on Form 8-K filed June 16, 2010, our then-current President and sole director, Eden Ho, advanced us the sum of $20,000, pursuant to a Promissory Note dated June 14, 2010 (the “Note”).  The Note bears interest at a rate of six percent (6%) per year and matures on June 14, 2011.  The Note may be pre-paid in whole or in part without penalty.

We will require substantial additional financing in order to continue to pursue an acquisition of the Checotah Project or to pursue any other substantial oil and gas property acquisition. We currently do not have any firm arrangements for financing and we may continue to be able to obtain financing when required. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $122,599 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

We currently have no full-time employees.  Our named executive officers are providing their time to our operations on an as-needed basis. We do not currently expect to increase our number of employees during the next twelve months.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As July 31, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2010 and 2009
F-3	Statements of Operations for the years ended July 31, 2010 and 2009 and period from inception on May 1, 2007 to July 31, 2010
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to July 31, 2010
F-5	Statements of Cash Flows for the years ended July 31, 2010 and 2009 and period from inception on May 1, 2007 to July 31, 2010
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Harmonic Energy, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Harmonic Energy, Inc. (formerly Aviation Surveillance Systems, Inc.), as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and the period from May 1, 2007 (date of inception) to July 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmonic Energy, Inc. (formerly Aviation Surveillance Systems, Inc.), as of July 31, 2010 and 2009 and the results of their operations and cash flows for the periods then ended and the period from May 1, 2007 (date of inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Harmonic Energy, Inc. (formerly Aviation Surveillance Systems, Inc.) will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
October 25, 2010

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2010 AND 2009

	July 31, 2010	July 31, 2009
ASSETS
Current Assets
Cash and equivalents	$10,983	$1,638

TOTAL ASSETS	$10,983	$1,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$30,993	$68,985
Accrued interest – related party	154	163
Note payable - related party	20,000	1,000
Total Liabilities	51,147	70,148

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 54,724,119 and 16,488,825 shares issued and outstanding	54,724	16,489
Additional paid-in capital	27,711	(264)
Deficit accumulated during the development stage	(122,599)	(84,735)
Total Stockholders’ Deficit	(40,164)	(68,510)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,983	$1,638

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009
FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2010

	Year ended July 31, 2010	Year ended July 31, 2009	Period from May 1, 2007 (Inception) to July 31, 2010

REVENUES	$0	$0	$200

EXPENSES
Professional fees	114,531	67,415	196,025
Website development	9,000	0	9,000
General and administrative	880	1,375	4,158
TOTAL EXPENSES	124,411	68,790	209,183

LOSS FROM OPERATIONS	(124,411)	(68,790)	(208,983)

OTHER INCOME (EXPENSE)
Interest expense	(201)	(83)	(364)
Gain on settlement of accrued expenses	86,748	0	86,748
TOTAL OTHER INCOME (EXPENSE)	86,547	(83)	86,384

LOSS BEFORE PROVISION FOR INCOME TAXES	(37,864)	(68,873)	(122,599)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(37,864)	$(68,873)	$(122,599)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	31,049,663	16,488,825

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	Stage	Total

Inception, May 1, 2007	0	$0	$0	$0	$0

Contributed capital	-	-	300	-	300

Issuance of common stock for cash @ $0.001 per share	11,798,803	11,799	(7,799)	-	4,000

Issuance of common stock for cash @ $0.004 per share	4,690,022	4,690	7,235	-	11,925

Net loss for the period ended July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,825	16,489	(264)	(153)	16,072

Net loss for the year ended July 31, 2008	-	-	-	(15,709)	(15,709)

Balance, July 31, 2008	16,488,825	16,489	(264)	(15,862)	363

Net loss for the year ended July 31, 2009	-	-	-	(68,873)	(68,873)

Balance, July 31, 2009	16,488,825	16,489	(264)	(84,735)	(68,510)

Conversion of shareholder loan and accrued interest to contributed capital	-	-	1,210	-	1,210

Issuance of common stock for cash	38,235,294	38,235	26,765	-	65,000

Net loss for the year ended July 31, 2010	-	-	-	(37,864)	(37,864)

Balance, July 31, 2010	54,724,119	$54,724	$27,711	$(122,599)	$(40,164)

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009
FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2010

	Year ended July 31, 2010	Year ended July 31, 2009	Period from May 1, 2007 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(37,864)	$(68,873)	$(122,599)
Change in non-cash working capital items
Conversion of accrued interest – related party to contributed capital	47	0	210
Gain on settlement of accrued expenses	(86,748)	0	(86,748)
Changes in assets and liabilities:
Increase in accrued expenses	48,756	61,353	117,741
Increase in accrued interest – related party	154	83	154
NET CASH USED BY OPERATING ACTIVITIES	(75,655)	(7,437)	(91,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	65,000	0	81,225
Proceeds from note payable – related party	20,000	0	21,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,000	0	102,225

NET INCREASE (DECREASE) IN CASH	9,345	(7,437)	10,983

Cash, beginning of period	1,638	9,075	0
Cash, end of period	$10,983	$1,638	$10,983

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable – related party to contributed capital	$1,000	$0	$1,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Harmonic Energy, Inc. (the Company), formerly known as Aviation Surveillance Systems, Inc. and Fairytale Ventures, Inc., was incorporated in the State of Nevada on May 1, 2007.  The Company is currently seeking to acquire oil and gas prospects and/or producing oil and gas properties in the United States and internationally.  The Company has not realized significant revenues to date and therefore is classified as a development stage company.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a July 31 fiscal year end.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and accrued interest – related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of July 31, 2010 and 2009.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 31, 2010 and 2009:

	2010	2009
Accrued legal fees	$25,470	$64,463
Accrued accounting and audit fees	4,473	4,046
Accrued filing fees	875	475
Accrued bank fees	175	0
Total Accrued Expenses	$30,993	$68,984

On March 15, 2010, the Company settled an outstanding accrued expense of $142,748 for a cash payment of $59,000.  The difference of $83,748 has been recorded as a gain on the settlement of accrued expenses.  Additionally on March 15, 2010, the Company wrote off an accrued expense of $3,000 due to a vendor no longer in business.  The $3,000 was also recorded as a gain on settlement of expenses.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company had a loan of $1,000 outstanding to an officer as of July 31, 2009.  The loan was unsecured, due on demand with an interest rate of 8%.  The loan and accrued interest were converted to capital during the year ended July 31, 2010.  The total amount recorded as contributed capital was $1,210.  Interest expense on the above loan was $47 for the year ended July 31, 2010.

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan is due on June 14, 2011, bears 6% interest and is unsecured.  Interest expense on this loan was $154 for the year ended July 31, 2010.

NOTE 5 – COMMON STOCK

The Company has 100,000,000 shares of $0.001 par value common stock authorized.

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

On March 15, 2010, the Company sold 38,235,294 shares of common stock for total cash proceeds of $65,000.

As of July 31, 2010, the Company has 54,724,119 shares of common stock issued and outstanding.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $122,599 as of July 31, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 7 – INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of approximately $122,599 that may be available to reduce future years’ taxable income in various amounts through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2010	2009
Federal income tax benefits attributable to:
Current Operations	$12,874	$23,417
Less: valuation allowance	(12,874)	(23,417)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$41,684	28,810
Less: valuation allowance	(41,684)	(28,810)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $122,599 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Harmonic Energy neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for this arrangement to continue.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 25, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of July 31, 2010.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors.

Name	Age	Office(s) held
Dan Forigo	38	President, CEO, and Director
Eden Ho	33	Secretary and Director
Tim Elias	47	COO and Director
Mark Mroczkowski	57	CFO, Treasurer, and Director
Michael J. Korte	51	Chief Geologist and Director
Michael O’Derrick	70	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Dan Forigo is our President, CEO, and a member of our board directors.  Mr. Forigo has over 15 years of experience in senior level management roles at both U.S. and Canadian listed public companies. In addition to his advisory role with AFH, Mr. Forigo is the President of Omega Capital Corporation, where he has advised numerous companies on U.S. and Canadian exchange listings through both traditional and alternative methods. His experience spans a wide range of project development and contract negotiations within the mining, energy, technology, and real estate industries. Mr. Forigo focuses on the creation and implementation of market strategies, contract negotiations and financing options for maximum return on investments. His business experience includes diverse international assignments in Europe, Canada, the United States and China. Mr. Forigo has worked extensively with overseas investor groups and within the energy and petroleum markets of North America. He currently serves on the board of directors for Meadow Bay Capital, a mineral and resource company.  Mr. Forigo is involved in a number of charities including the Calgary Flames Ambassador Program, a National Hockey League organization that serves the community.

Eden Ho is our Secretary and a member of our board of directors. Mr. Ho is currently a business consultant in the electronic field focusing on power supply management of semiconductors. Mr. Ho has past experience in this field as a sales manager, forecast analyst and marketing manager at Advanced Analogic Technologies Inc. Mr. Ho has previous marketing experience in implementing and overseeing communications programs of existing and new electronic product lines. Mr. Ho has a B.A. in economics from the University of Victoria.

Tim Elias is our COO and a member of our board of directors.  A native of Tulsa, Oklahoma, Mr. Elias worked for his father and uncle in the oil and gas industry from 1979 until 1989 at which time he formed Enterprise Exploration, Inc.   Mr. Elias has drilled and completed over 80 oil & gas wells since 1989. During that time, he was instrumental in discovering Prue, Gilcrease, Red Fork and Penn Unconformity fields in Okfuskee and Creek Counties, Oklahoma. Mr. Elias also discovered the Plato field in 1992, exploiting the Prue and Red Fork sands. Mr. Elias currently has approximately 700 acres in Okfuskee County, Oklahoma where in 2001 he drilled and completed the field discovery well Enterprise 1-22 with an IP at 200 BOPD.  Development continued through 2004 by drilling and completing the Barnes 1-22, Austex 1-27 and Nicholas # 1 producing to date in excess of 400 MMCF and 18,000 barrels of oil. Additionally, Mr. Elias currently is developing a 12,000 acre CBM, Shale, and Conventional prospect McIntosh and Pawnee Counties, Oklahoma. Recently Mr. Elias was instrumental in acquiring and developing a 6,000 acre CBM-Shale prospect in McIntosh County, Oklahoma.

Mark Mroczkowski is our CFO, Treasurer, and a member of our board of directors.   Mr. Mroczkowski has worked as an independent financial consultant and advisor to businesses since May 2008.  From July 2000 until April 2008, Mr. Mroczkowski served as the CFO for publicly held Sequiam Corporation, a biometric original equipment manufacturing (OEM) and original design manufacturer (ODM) software and hardware company, with engineering, manufacturing and sales facilities in Taiwan, China and South Africa. He was also a member of Sequiam’s Board of Directors. Mr. Mroczkowski has also served as CFO for GeoStar Corporation, a private company with oil and gas exploration operations and five oil field service companies located throughout Michigan, Ohio, Kentucky, Illinois Texas, Wyoming, and Queensland and New South Wales. During his career, Mr. Mroczkowski has founded a firm of Certified Public Accountants and co-founded an oil & gas exploration company, an import export company, and a technology company.  Mr. Mroczkowski began his career with a Big 4 accounting firm; he holds a Bachelor of Science from the Florida State University and is a Florida CPA.

Michael J. Korte is our Chief Geologist and a member of our board of directors.  Mr. Korte earned his geology degree from Oklahoma State University in 1980.  He has been an independent geologist since 1997. He previously served as a geologist for Stroud Oil Properties and Montana Dakotas Royalty Company.  He is expert in the field of coal bed methane and shale gas exploration and development.

Michael O’Derrick is a member of our board of directors. Mr. O’Derrick has over 35 years of executive level leadership experience including his term as President and CEO of a $250 million organization. He is accomplished in defining vision, setting strategic direction and assembling teams that build shareholder value. In addition, his experience covers many facets of finance including money management, hedge fund management, investment banking, equipment leasing and oil & gas finance. Mike began his 45 year career after receiving his BSBA from Trinity College.

Directors

Our bylaws authorize no less than one (1) and no more than fifteen (15) directors. We currently have six Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

There are no family relationships between or among the Directors, executive officers or persons nominated or chosen by the Company to become Directors or executive officers.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

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

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending July 31, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended July 31, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dan Forigo	0	0	0
Eden Ho	0	0	0
Tim Elias	0	0	0
Mark Mroczkowski	0	0	0
Michael J. Korte	0	0	0
Michael O’Derrick	0	0	0

Code of Ethics

As of July 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officers

As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Forigo, President, CEO, and director	2010 2009	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Eden Ho, Secretary and director; former CEO and President	2010 2009	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Tim Elias, COO and director	2010 2009	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Mark Mroczkowski, CFO, Treasurer, and director	2010 2009	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Michael J. Korte, Chief Geologist and director	2010 2009	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Anusha Kumar, former officer and director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Dan Forigo, President, CEO, and director	0	0	0	0	0	0	0	0	0
Eden Ho, Secretary and director; former CEO and President	0	0	0	0	0	0	0	0	0
Tim Elias, COO and director	0	0	0	0	0	0	0	0	0
Mark Mroczkowski, CFO, Treasurer, and director	0	0	0	0	0	0	0	0	0
Michael J. Korte, Chief Geologist and director	0	0	0	0	0	0	0	0	0
Anusha Kumar, former officer and director	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Forigo	0	0	0	0	0	0	0
Eden Ho	0	0	0	0	0	0	0
Tim Elias	0	0	0	0	0	0	0
Mark Mroczkowski	0	0	0	0	0	0	0
Michael J. Korte	0	0	0	0	0	0	0
Michael O’Derrick	0	0	0	0	0	0	0
Anusha Kumar, former director	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Directors do not currently receive any cash compensation from the Company or for their service as members of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 26, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Executive Officers & Directors:
Common	Dan Forigo, President, CEO and Director Suite 167, #406 - 917 85th Street SW Calgary, Alberta, Canada T3H 5K2	0	0%
Common	Eden Ho, Secretary, and Director 701 Xiang Mi Hu Road Xi Yuan, Futian Dist., Shenzhen Peoples Republic of China	24,001	0.04%
Common	Tim Elias, COO and Director 6528 E. 101 St., Suite 392 Tulsa, OK 74133	0	0%
Common	Mark Mroczkowski, CFO, Treasurer, and Director 8157 Saint Andrews Circle Orlando, FL 32835	0	0%
Common	Michael J. Korte, Chief Geologist and Director 3061 Rice Creek Road Bartlesville, OK 74006	0	0%
Common	Michael O’Derrick, Director 540 Sand Wedge Loop Apopka, FL 32712	0	0%
Total of All Directors and Executive Officers:		24,001 Shares	0.04%
More Than 5% Beneficial Owners:
Common	Alp Investments, Ltd. (3) 1 Mapp Street Belize City, Belize, Central America	39,784,097	72.70%
Common	Mobiliare, SA 87 Calle Ocho Panama City, Panama	10,000,000	18.27%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)	The percent of class is based on 54,724,119 shares of common stock issued and outstanding as of October 26, 2010.

(3)
Millcove Management, Inc. is the shareholder of Alp Investments, Ltd.  Michele Celestine, Kavorn Kyte-Williams, and Jan Moran are the Directors of Millcove Management, Inc.  In their capacities as the Directors of Millcove Management, Inc., these individuals exercise voting and investment power with respect to the securities held by Alp Investments, Ltd.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.           On June 14, 2010, we borrowed the sum of $20,000 from our then-current President, CEO, and sole director, Eden Ho, pursuant to a Promissory Note dated June 14, 2010 (the “Note”).  The Note bears interest at a rate of six percent (6%) per year and matures on June 14, 2011.  The Note may be pre-paid in whole or in part without penalty.

2.           Tim Elias, our COO and a director, and Michael J. Korte, our Chief Geologist and a Director, are the owners of Shale Gas Partners, LLC and Checotah Pipeline, LLC.  As discussed herein, we acquired, by way of an assignment. an option to purchase the working interest in a group of oil and gas leases covering approximately 4,480 acres in McIntosh County, Oklahoma known as the Checotah Field Development Project (the “Checotah Project”). The seller of the leasehold interests was Shale Gas Partners, LLC.  In addition, our option included the purchase of a natural gas gathering, treatment, and pipeline system located within the Checotah Project.  The seller of the natural gas gathering system was Checotah Pipeline, LLC.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$4,000	$0	$0	$0
2009	$3,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form SB-2 filed August 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harmonic Energy, Inc.

By:	/s/ Dan Forigo
Dan Forigo President, Chief Executive Officer, and Director
November 1, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dan Forigo
Dan Forigo President, Chief Executive Officer, and Director
November 1, 2010

By:	/s/ Eden Ho
Eden Ho, Secretary and Director
November 1, 2010

By:	/s/ Mark Mroczkowski
Mark Mroczkowski, Chief Financial Officer, Treasurer, and Director
November 1, 2010

By:	/s/ Michael O'Derrick
Michael O’Derrick, Director
November 1, 2010