Form 10-Q
period 2010-10-31
HARMONIC ENERGY, INC.
filed 2010-12-20
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-145794

Harmonic Emergy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#406 - 917 85th Street SW, Suite 167, Calgary, Alberta, Canada
(Address of principal executive offices)

(403) 698-9477
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,724,119 common shares as of December 20, 2010.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010;
F-2	Statements of Operations for the three months ended October 31, 2010 and 2009 and from inception on May 1, 2007 through October 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) as of October 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended October 31, 2010 and 2009 and from inception on May 1, 2007 through October 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS	October 31, 2010	July 31, 2010
	(unaudited)
CURRENT ASSETS

Cash	$1,974	$10,983

TOTAL ASSETS	$1,974	$10,983

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued expenses	$22,710	$30,993
Accrued Interest - related party	450	154
Notes payable - related party	20,000	20,000
Total Current Liabilities	43,160	51,147

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 54,724,119 shares issued and outstanding	54,724	54,724
Additional paid-in capital	27,711	27,711
Deficit accumulated during the development stage	(123,621)	(122,599)

Total Stockholders' Equity (Deficit)	(41,186)	(40,164)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,974	$10,983

The accompanying notes are an integral part of these financial statements.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended October 31		From Inception on May 1, 2007 Through October 31,
	2010	2009	2010

REVENUES	$-	$-	$200

OPERATING EXPENSES
Professional fees		44,020	196,025
Website development			9,000
General and administrative	726		4,884
Total Operating Expenses	726	44,020	209,909

LOSS FROM OPERATIONS	(726)	(44,020)	(209,709)

OTHER EXPENSES
Gain on settlement of accrued expense			86,748
Interest Expense	(296)	(23)	(660)
Total other (income) expense	(296)	(23)	86,088

NET LOSS BEFORE INCOME TAXES	(1,022)	(44,043)	(123,621)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,022)	$(44,043)	$(123,621)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,724,119	16,488,825

The accompanying notes are an integral part of these financial statements.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash at $0.001 per share on May 14, 2007	11,798,803	11,799	(7,799)	-	4,000

Shares issued for cash at $0.004 per share on June 22, 2007	4,690,022	4,690	7,235	-	11,925

Net loss from inception through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,825	16,489	(264)	(153)	16,072

Net loss for the year ended July 31, 2008	-	-	-	(15,709)	(15,709)

Balance, July 31, 2008	16,488,825	16,489	(264)	(15,862)	363

Net loss for year ended ended July 31, 2009	-	-	-	(68,873)	(68,873)

Balance, July 31, 2009	16,488,825	16,489	(264)	(84,735)	(68,510)

Conversion of shareholder loan and accrued interest to contributed capital			1,210		1,210

Common shares issued	38,235,294	38,235	26,765		65,000

Net loss for year ended ended July 31, 2010				(37,864)	(37,864)

Balance, July 31, 2010	54,724,119	54,724	27,711	(122,599)	(40,164)

Net Loss for the quarter ended October 31, 2010				(1,022)	(1,022)

Balance, July 31, 2010	54,724,119	$54,724	$27,711	$(123,621)	$(41,186)

The accompanying notes are an integral part of these financial statements.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended October 31,			From Inception on May 1, 2007 Through October 31,
	2010		2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,022)	$(44,043)	$(123,621)
Change in non-cash working capital items
Conversion of related party accrued interest				210
Gain on settlement of debt				(86,748)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses		(8,283)	44,043	109,458
Increase in accrued interest - related party		296		450
NET CASH USED IN OPERATING ACTIVITIES		(9,009)	-	(100,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note payable - related party				21,000
Proceeds from common stock issued			-	81,225
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-	102,225

NET INCREASE (DECREASE) IN CASH		(9,009)	-	1,974

CASH AT BEGINNING OF PERIOD		10,983	1,638	-

CASH AT END OF PERIOD		$1,974	$1,638	$1,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest		$-	$-	$-
Income Taxes		$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable – related party to contributed capital	$			$1,000

The accompanying notes are an integral part of these financial statements.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of October 31, 2010 and 2009.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 31, 2010 and July 31, 2010:

	October 31, 2010	July 31, 2010
Accrued legal fees	$22,710	$25,470
Accrued accounting and audit fees	-	4,473
Accrued filing fees	-	875
Accrued bank fees	-	175
Total Accrued Expenses	$22,710	$30,993

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan is due on June 14, 2011, bears 6% interest and is unsecured.  Interest expense on this loan was $296 for the quarter ended October 31, 2010.

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

As of October 31, 2010, the Company has 54,724,119 shares of common stock issued and outstanding.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $123,621 as of October 31, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 7 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $123,000 that may be available to reduce future years’ taxable income in various amounts through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 15, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Expected Changes In Number of Employees, Plant, and Equipment

 We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations for the three months ended October 31, 2010 and October 31, 2009

We have not earned significant revenues since the inception of our business and we earned no revenues during the three months ended October 31, 2010 and October 31, 2009.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred net losses in the amount of $123,621 from our inception on May 1, 2007 through the period ending October 31, 2010.  During the three months ended October 31, 2010, we incurred operating expenses in the amount of $726, together with interest expense of $296, resulting in a net loss of $1,022. By comparison, we experienced operating expenses of $44,020, interest expense of $23, and net losses the amount of $44,043 during the three months ended October 31, 2009.

Liquidity and Capital Resources

As of October 31, 2010, we had current assets $1,974, consisting entirely of cash, and current liabilities of $43,160.  Thus, we had a working capital deficit of $41,186 as of October 31, 2010.

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

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had a working capital deficit of $41,186 as of October 31, 2010 and have an accumulated deficit of $123,621 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We will require substantial additional financing in order to continue to pursue an acquisition of the Checotah Project or to pursue any other substantial oil and gas property acquisition. We currently do not have any firm arrangements for financing and we may be unable to obtain financing when required. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Dan Forigo and our Chief Financial Officer, Mr. Mark Mroczkowski.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2010.

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

Harmonic Energy, Inc.

Date:	December 20, 2010

By: /s/ Dan Forigo Dan Forigo Title: Chief Executive Officer and Director