Form 10-Q
period 2011-01-31
HARMONIC ENERGY, INC.
filed 2011-03-17
CIK 1404935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,724,119 common shares as of March 16, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2011 and July 31, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended January 31, 2011 and 2010 and from inception on May 1, 2007 through January 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) as of January 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended January 31, 2011 and 2010 and from inception on May 1, 2007 through January 31, 2011 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Balance Sheets
(unaudited)

ASSETS	January 31, 2011	July 31, 2010

CURRENT ASSETS

Cash	$1,843	$10,983

TOTAL ASSETS	$1,843	$10,983

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued expenses	$31,092	$30,993
Accrued Interest - related party	746	154
Notes payable - related party	20,000	20,000
Total Current Liabilities	51,838	51,147

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 54,724,119 shares issued and outstanding	54,724	54,724
Additional paid-in capital	27,711	27,711
Deficit accumulated during the development stage	(132,430)	(122,599)

Total Stockholders' Equity (Deficit)	(49,995)	(40,164)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,843	$10,983

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31		For the Six Months Ended January 31				From Inception on May 1, 2007 Through January 31,
	2011	2010	2011		2010		2011

REVENUES	$-	$-	$		$		$200

OPERATING EXPENSES
Professional fees	8,382			8,382			204,407
Website development							9,000
General and administrative	132	26,763		857		7,021	5,015
Total Operating Expenses	8,514	26,763		9,239		7,021	218,422

LOSS FROM OPERATIONS	(8,514)	(26,763)		(9,239)		(7,021)	(218,222)

OTHER EXPENSES
Gain on settlement of accrued expense							86,748
Interest Expense	(296)	(24)		(592)		(40)	(956)
Total other (income) expense	(296)	(24)		(592)		(40)	85,792

NET LOSS BEFORE INCOME TAXES	(8,810)	(26,787)		(9,831)		(7,061)	(132,430)
INCOME TAX EXPENSE	-	-		-		-	-

NET LOSS	$(8,810)	$(26,787)		$(9,831)		$(7,061)	$(132,430)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,724,119	16,488,827		54,724,119		16,488,827

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance May 1, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	300	-	300

Shares issued for cash at $0.001 per share on May 14, 2007	11,798,803	11,799	(7,799)	-	4,000

Shares issued for cash at $0.004 per share on June 22, 2007	4,690,022	4,690	7,235	-	11,925

Net loss from inception through July 31, 2007	-	-	-	(153)	(153)

Balance, July 31, 2007	16,488,825	16,489	(264)	(153)	16,072

Net loss for the year ended July 31, 2008	-	-	-	(15,709)	(15,709)

Balance, July 31, 2008	16,488,825	16,489	(264)	(15,862)	363

Net loss for year ended ended July 31, 2009	-	-	-	(68,873)	(68,873)

Balance, July 31, 2009	16,488,825	16,489	(264)	(84,735)	(68,510)

Conversion of shareholder loan and accrued interest to contributed capital			1,210		1,210

Common shares issued	38,235,294	38,235	26,765		65,000

Net loss for year ended ended July 31, 2010				(37,864)	(37,864)

Balance, July 31, 2010	54,724,119	54,724	27,711	(122,599)	(40,164)

Net Loss for the six months ended January 31, 2011				(9,831)	(9,831)

Balance, January 31, 2011	54,724,119	$54,724	$27,711	$(132,430)	$(49,995)

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(Formerly Aviation Surveillance Systems, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended January 31,			From Inception on May 1, 2007 Through January 31,
	2011		2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(9,831)	$(70,830)	$(132,430)
Change in non-cash working capital items
Conversion of related party accrued interest				210
Gain on settlement of debt				(86,748)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses		99	69,589	117,840
Increase in accrued interest - related party		592		746
NET CASH USED IN OPERATING ACTIVITIES		(9,140)	(1,241)	(100,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note payable - related party				21,000
Proceeds from common stock issued			-	81,225
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-	102,225

NET INCREASE (DECREASE) IN CASH		(9,140)	(1,241)	1,843

CASH AT BEGINNING OF PERIOD		10,983	1,638	-

CASH AT END OF PERIOD		$1,843	$397	$1,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$-	$-	$-
Income Taxes		$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable – related party
to contributed capital	$			$1,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended January 31, 2010.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The Company has adopted a July 31 fiscal year end.

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

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2011.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of January 31, 2011 and 2010.

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of January 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of January 31, 2011 and July 31, 2010:

	January 31, 2011	July 31, 2010
Accrued legal fees	$31,092	$25,470
Accrued accounting and audit fees	0	4,473
Accrued filing fees	0	875
Accrued bank fees	0	175
Total Accrued Expenses	$31,092	$30,993

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

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

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan is due on June 14, 2011, bears 6% interest and is unsecured.  Interest expense on this loan was $296 and $592 for the three and six months ended January 31, 2010.

NOTE 5 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 preferred shares and 90,000,000 common shares of $0.001 par value stock authorized.

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

As of January 31, 2011, the Company has 54,724,119 shares of common stock issued and outstanding.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $132,430 as of January 31, 2010.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

HARMONIC ENERGY, INC.
(formerly Aviation Surveillance Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2011

NOTE 7 – INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $132,430 that may be available to reduce future years’ taxable income in various amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefits attributable to:
Current Operations	$3,3421	$2,400
Less: valuation allowance	(3,342)	(2,400)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$45,026	41,684
Less: valuation allowance	(45,026)	(41,684)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $132,430 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 15, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Our efforts to raise the capital necessary to acquire the Checotah Project have ceased.  Our original option has expired and the owners of the project have elected to sell it to another party or pursue other options for funding its exploration and development.

We will continue to search for promising oil and gas prospects and/or producing oil and gas properties in the United States and internationally and the capital required to fund such projects.

Expected Changes in Number of Employees, Plant, and Equipment

We have no employees and do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended January 31, 2011 and 2010

We have not earned significant revenues since the inception of our business and we earned no revenues during the three and six months ended January 31, 2011 and January 31, 2010.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred net losses in the amount of $132,430 from our inception on May 1, 2007 through the period ending January 31, 2011.  During the three months ended January 31, 2011, we incurred operating expenses in the amount of $8,514, together with interest expense of $296, resulting in a net loss of $8,810. By comparison, we experienced operating expenses of $26,763, interest expense of $24, and net losses the amount of $26,787 during the three months ended January 31, 2010. We incurred operating expenses and net operating losses in the amount of $9,239 during the six months ended January 31, 2011 together with interest expense of $592, resulting in a net loss of, $9,831compared to operating expenses and net operating losses the amount of $7,021 interest expense of $40, and net losses the amount of$7,061 during the six months ended January 31, 2010. Our operating expenses from inception through January 31, 2011 consisted primarily of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of January 31, 2011, we had current assets $1,843, consisting entirely of cash, and current liabilities of $51,838.  Thus, we had a working capital deficit of $49,995 as of January 31, 2011.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue a long-term business plan. As discussed above, we will require substantial additional financing in order to purchase, fund and to undertake any exploration and development activities or acquire any project. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had a working capital deficit of $49,995 as of January 31, 2011 and have an accumulated deficit of $132,430 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We will require substantial additional financing in order to pursue any substantial oil and gas property acquisition. We currently do not have any firm arrangements for financing and we may be unable to obtain financing when required. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

There were various updates and other recently issued pronouncements, most of which represented technical corrections to the accounting literature or application to specific industries that are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Dan Forigo and our Chief Financial Officer, Mr. Mark Mroczkowski.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2011.

Item 5.     Other Information

None

Item 6.      Exhibits

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harmonic Energy, Inc.

Date:	March 17, 2011

By: /s/ Dan Forigo Dan Forigo Title: Chief Executive Officer and Director