Form 10-Q
period 2011-04-30
HARMONIC ENERGY, INC.
filed 2011-09-20
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-145794

Harmonic Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#406 - 917 85th Street SW, Suite 167, Calgary, Alberta, Canada
(Address of principal executive offices)

(403) 698-9477
(Registrant’s telephone number)
__________________________________________________________
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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,724,119 as of September 20, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2011 and July 31, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended April 30, 2011 and 2010 and period from May 1, 2007 (Inception) to April 30, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity for period from May 1, 2007 (Inception) to April 30, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended April 30, 2011 and 2010 and period from May 1, 2007 (Inception) to April 30, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As at April 30, 2011 and July 31, 2010

ASSETS	April 30, 2011	July 31, 2010
Current Assets
Cash	$0	$10,983
Total Current Assets	0	10,983

TOTAL ASSETS	$0	$10,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$30,342	$30,993
Accrued interest-related party	1,046	154
Note payable-related party	20,000	20,000

Total Liabilities	51,388	51,147

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 54,724,119 shares issued and outstanding	54,724	54,724
Additional paid in capital	27,711	27,711
Deficit accumulated during the development stage	(133,823)	(122,599)
Total Stockholders’ Deficit	(51,388)	(40,164)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$10,983

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months and nine months ended April 30, 2011 and April 30, 2010

For the period from May 1, 2007 (Date of Inception) through April 30, 2011

	Three months ended April 30, 2011	Three months ended April 30, 2010	Nine months ended April 30, 2011	Nine months ended April 30, 2010	Period from May 1, 2007 (Inception) to April 30, 2011

Revenues	$0	$0	$0	$0	$200

General and administrative expenses:
Professional fees	1,000	1,637	9,382	72,780	205,407
Office and miscellaneous	93	0	950	0	5,108
Total general and administrative expenses	1,093	1,637	10,332	72,780	219,515

Loss from operations	(1,093)	(1,637)	(10,332)	(72,780)	(219,315)

Other expenses
Gain on settlement of accrued expense	0	75,052	0	75,052	86,748
Interest expense	(300)	0	(892)	(47)	(1,256)
Total other income (expense)	(300)	75,052	(892)	75,005	85,492

Net income ( loss) for the period	(1,393)	73,415	(11,224)	2,225	(133,823)
Net loss per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding:
Basic and diluted	54,724,119	22,934,104	54,724,119	22,931,404

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

Period from May 1, 2007 (Date of Inception) through April 30, 2011

							Deficit
							accumulated
					Additional		during the
	Common stock				paid-in		development
	Shares		Amount		capital		stage		Total

Balance May 1, 2007		$		$		$		$

Contributed capital					300				300

Issuance of common stock for cash at $.001 per share	11,798,803		11,799		(7,799)				4,000
Issuance of common stock for cash at $.004 per share	4,690,022		4,690		7,235				11,925
Net loss for the period	—		—		—		(153)		(153)
Balance, July 31, 2007	16,488,825		16,489		(264)		(153)		16,072
Net loss for the period	—		—		—		(15,709)		(15,709)
Balance, July 31, 2008	16,488,825		16,489		(264)		(15,862)		363
Net loss for the period	—		—		—		(68,873)		(68,873)
Balance, July 31, 2009	16,488,825		16,489		(264)		(84,735)		(68,510)
Conversion of shareholder loan and accrued interest to contributed capital					1,210				1,210
Common shares issued	38,235,294		38,235		26,765				65,000
Net loss for the period	—		—		—		(37,864)		(37,864)
Balance, July 31, 2010	54,724,119		54,724		27,711		(122,599)		(40,164)
Net loss for the period	—		—		—		(11,224)		(11,224)
Balance, April 30,2011	54,724,119		$54,724		$27,711		$(133,823)		$(51,388)

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended April 30, 2011 and April 30, 2010

For the period from May 1, 2007 (Date of Inception) through April 30, 2011

	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010	Period from May 1, 2007 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and comprehensive loss	$(11,224)	$2,225	$(133,823)
Change in non-cash working capital items Conversion of related party accrued interest	0	0	210
Gain on settlement of debt		75,052	(86,748)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(651)	(144,125)	117,090
Increase in accrued interest-related party	892	0	1,046

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,983)	(66,848)	(102,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	65,000	81,225
Proceeds from note payable-related party	0	210	21,000
CASH FLOWS FROM FINANCING ACTIVITIES	0	65,210	102,225

NET INCREASE (DECREASE) IN CASH	(10,983)	(1,638)	0
Cash, beginning of period	10,983	1,638	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES
Contributed capital	$-	(1,210)

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended July 31, 2010. the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company has adopted a July 31 fiscal year end.

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

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of April 30, 2011 and 2010.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2011, the Company has not issued any stock-based payments to its employees.

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 30, 2011 and July 31, 2010:

	April 30, 2011	July 31, 2010
Accrued legal fees	$29,342	$25,470
Accrued accounting and audit fees	1,000	4,473
Accrued filing fees	0	875
Accrued bank fees	0	175
Total Accrued Expenses	$30,342	$30,993

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company had a loan of $1,000 outstanding to an officer as of July 31, 2009.  The loan was unsecured, due on demand with an interest rate of 8%.  The loan and accrued interest were converted to capital during the year ended July 31, 2010.  The total amount recorded as contributed capital was $1,210.  Interest expense on the above loan was $47 for the year ended July 31, 2010.

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan is due on June 14, 2011, bears 6% interest and is unsecured.  Interest expense on this loan was $300 and $892 for the three and nine months ended April 30, 2011.

NOTE 4 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 preferred shares and 90,000,000 common shares of $0.001 par value stock authorized.

On May 14, 2007, the Company received $4,000 from its founders for 7,374,252 shares of its common stock. On June 22, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

NOTE 4 – PREFERRED AND COMMON STOCK (CONTINUED)

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $133,823 as of April 30, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

NOTE 6 – INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $133,800 that may be available to reduce future years’ taxable income in various amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefits attributable to:
Current Operations	$3,820	$750
Less: valuation allowance	(3,820)	(750)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$45,503	28,050
Less: valuation allowance	(45,503)	(28,050)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $133,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2011

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 5, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We are a Nevada corporation, formed May 1, 2007.  Currently, we do not have any active business operations. Our management is evaluating business opportunities in the area of oil and gas and is searching for promising oil and gas prospects and/or producing oil and gas properties in the United States and internationally.

Results of operations for the three and nine months ended April 30, 2011 and 2010, and for the period from May 1, 2007 (date of inception) through April 30, 2011.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three and nine months ended April 30, 2011 and 2010.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred net losses in the amount of $133,823 from our inception on May 1, 2007 through the period ending April 30, 2011.  During the three months ended April 30, 2011, we incurred operating expenses in the amount of $1,093, together with interest expense of $300, resulting in a net loss of $1,393. By comparison, we experienced operating expenses of $1,637, a gain on settlement of accrued expenses in the amount of $75,052, and a net income of $75,052 during the three months ended April 30, 2010. We incurred operating expenses of $10,332, interest expense of $892, and net losses in the amount of $11,224 during the nine months ended April 30, 2011. By comparison, we incurred operating expenses $72,780, interest expense of $47, gain on settlement of accrued expenses of $75,052, and a net income in the amount of $2,225 during the nine months ended April 30, 2010. Our operating expenses from inception through April 30, 2011 consisted primarily of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

4

Liquidity and Capital Resources

As of April 30, 2011, we had no current assets, no cash, and current liabilities of $51,388.  Thus, we had a working capital deficit of $51,388 as of April 30, 2011.

We have not established profitable operations and will be dependent upon obtaining financing to pursue a long-term business plan. We will require substantial additional financing in order to purchase, fund and to undertake any oil and gas exploration and development activities or to acquire any oil and gas project. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and not yet established a source of revenues. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, Dan Forigo. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011.

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

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harmonic Energy, Inc.

Date:	September 20, 2011

By:	/s/ Dan Forigo
Title:	Dan Forigo, Chief Executive Officer

8