Form 10-K
period 2011-07-31
HARMONIC ENERGY, INC.
filed 2011-11-10
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $7,128,833 as of January 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,724,119 as of November 9, 2010.

PART I

Item 1. Business

Principal Place of Business

Our principal offices are located at Suite 167, #406 - 917 85th Street SW, Calgary, Alberta, Canada T3H 5K2.

Description of Business

We are a Nevada corporation, formed May 1, 2007.   Currently, we do not have any active business operations. Our management is evaluating new business opportunities.

Employees

Other than our officers and director, we do not have any full time employees.

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

Our agent for service of process in Nevada is Nevada Agency and Transfer Company, 50 West Liberty St, Suite 880, Reno, NV 89501.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended July 31, 2011.

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

Fiscal Year Ended July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	$1.52	$1.52
April 30, 2011	$1.52	$1.52
January 31, 2011	$1.52	$1.52
October 31, 2010	$1.52	$0.75

Fiscal Year Ended July 31, 2010
Quarter Ended	High $	Low $
July 31, 2009	$1.52	$0.13
April 30, 2010	$0.15	$0.05
January 31, 2010	n/a	n/a
October 31, 2009	n/a	n/a

On November 9, 2011, the last sales price per share of our common stock was $1.52.

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

Holders of Our Common Stock

As of November 9, 2011, we had 54,724,119 shares of our common stock issued and outstanding, held by 7 shareholders of record, as well as other stockholders who hold shares in street name.

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

Recent Sales of Unregistered Securities

We have not engaged in any sales of unregistered securities during the fiscal year ended July 31, 2011, except as otherwise reported in our applicable Current Reports on Form 8-K.

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

Results of Operations for the years ended July 31, 2011 and 2010

We have not earned significant revenues since the inception of our business and we earned no revenues during the fiscal years ended July 31, 2011 and July 31, 2010.  During the year ended July 31, 2011, we incurred total expenses and net losses in the amount of $24,772. During the year ended July 31, 2010, we incurred total operating expenses of $124,411, interest expense of $201, and a gain on settlement of expenses in the amount of $86,748, resulting in a net loss of $37,864. We have incurred total net losses of $147,371 from inception on May 1, 2007 through July 31, 2011. Our losses are attributable to ongoing operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2010, we had no cash or other current assets, current liabilities of $64,936, and a working capital deficit of $64,936. Our current liabilities consisted of $43,852 in accrued expenses, a note payable to a related party of $20,000, and accrued interest on the note of $1,346. We will require substantial additional financing in order to continue to pursue active business operations. We currently do not have any firm arrangements for financing and we may continue to be able to obtain financing when required. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business activities. We have incurred cumulative net losses of $147,371 since our inception and do not have a source of revenues. Our ability to raise additional capital through the future issuances of the common stock is unknown. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Off Balance Sheet Arrangements

As July 31, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2011 and 2010
F-3	Statements of Operations for the years ended July 31, 2011 and 2010 and period from May 1, 2007 (inception) to July 31, 2011
F-4	Statement of Stockholders’ Equity (Deficit) for period from May 1, 2007 (inception) to July 31, 2011
F-5	Statements of Cash Flows for the years ended July 31, 2011 and 2010 and period from May 1, 2007 (inception) to July 31, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Harmonic Energy, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Harmonic Energy, Inc., as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from May 1, 2007 (date of inception) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmonic Energy, Inc., as of July 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended and the period from May 1, 2007 (date of inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

November 9, 2011

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2011 AND 2010

	July 31, 2011	July 31, 2010
ASSETS
Current Assets
Cash and equivalents	$0	$10,983

TOTAL ASSETS	$0	$10,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$43,582	$30,993
Accrued interest – related party	1,354	154
Note payable - related party	20,000	20,000
Total Liabilities	64,936	51,147

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 54,724,119 shares issued and outstanding	54,724	54,724
Additional paid-in capital	27,711	27,711
Deficit accumulated during the development stage	(147,371)	(122,599)
Total Stockholders’ Deficit	(64,936)	(40,164)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$10,983

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2011 AND 2010

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2011

	Year ended July 31, 2011	Year ended July 31, 2010	Period from May 1, 2007 (Inception) to July 31, 2011

REVENUES	$0	$0	$200

EXPENSES
Professional fees	22,622	114,531	218,647
Website development	0	9,000	9,000
General and administrative	950	880	5,108
TOTAL EXPENSES	23,572	124,411	232,755

LOSS FROM OPERATIONS	(23,572)	(124,411)	(232,555)

OTHER INCOME (EXPENSE)
Interest expense	(1,200)	(201)	(1,564)
Gain on settlement of accrued expenses	0	86,748	86,748
TOTAL OTHER INCOME (EXPENSE)	(1,200)	86,547	85,184

LOSS BEFORE PROVISION FOR INCOME TAXES	(24,772)	(37,864)	(147,371)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(24,772)	$(37,864)	$(147,371)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	54,724,119	31,049,663

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2011

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	Stage	Total

Inception, May 1, 2007	0	$0	$0	$0	$0

Contributed capital	—	—	300	—	300

Issuance of common stock for cash @ $0.001 per share	11,798,803	11,799	(7,799)	—	4,000

Issuance of common stock for cash @ $0.004 per share	4,690,022	4,690	7,235	—	11,925

Net loss for the period ended July 31, 2007	—	—	—	(153)	(153)

Balance, July 31, 2007	16,488,825	16,489	(264)	(153)	16,072

Net loss for the year ended July 31, 2008	—	—	—	(15,709)	(15,709)

Balance, July 31, 2008	16,488,825	16,489	(264)	(15,862)	363

Net loss for the year ended July 31, 2009	—	—	—	(68,873)	(68,873)

Balance, July 31, 2009	16,488,825	16,489	(264)	(84,735)	(68,510)

Conversion of shareholder loan and accrued interest to contributed capital	—	—	1,210	—	1,210

Issuance of common stock for cash	38,235,294	38,235	26,765	—	65,000

Net loss for the year ended July 31, 2010	—	—	—	(37,864)	(37,864)

Balance, July 31, 2010	54,724,119	54,724	27,711	(122,599)	(40,164)

Net loss for the year ended July 31, 2011	—	—	—	(24,772)	(24,772)

Balance, July 31, 2011	54,724,119	$54,724	$27,711	$(147,371)	$(64,936)

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2011 AND 2010

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2011

	Year ended July 31, 2011	Year ended July 31, 2010	Period from May 1, 2007 (Inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,772)	$(37,864)	$(147,371)
Change in non-cash working capital items
Conversion of accrued interest – related party to contributed capital	0	47	210
Gain on settlement of accrued expenses	0	(86,748)	(86,748)
Changes in assets and liabilities:
Increase in accrued expenses	12,589	48,756	130,330
Increase in accrued interest – related party	1,200	154	1,354
NET CASH USED BY OPERATING ACTIVITIES	(10,983)	(75,655)	(102,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	65,000	81,225
Proceeds from note payable – related party	0	20,000	21,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	85,000	102,225

NET INCREASE (DECREASE) IN CASH	(10,983)	9,345	0

Cash, beginning of period	10,983	1,638	0
Cash, end of period	$0	$10,983	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable – related party to contributed capital	$0	$1,000	$1,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, accrued interest – related party and a note payable due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of July 31, 2011 and 2010.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 31, 2011 and 2010:

	2011	2010
Accrued legal fees	$33,707	$25,470
Accrued accounting and audit fees	9,000	4,473
Accrued filing fees	875	875
Accrued bank fees	0	175
Total Accrued Expenses	$43,582	$30,993

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

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

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan was due on June 14, 2011, bears 6% interest and is unsecured. The terms of the notes were revised to adjust maturity to due on demand during the year ended July 31, 2011. Interest expense on this loan was $1,200 and $154 for the years ended July 31, 2011 and 2010.

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

There were no issuances of common stock during the year ended July 31, 2011.

As of July 31, 2011, the Company has 54,724,119 shares of common stock issued and outstanding.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $147,371 as of July 31, 2011.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 7 – INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $147,371 that may be available to reduce future years’ taxable income in various amounts through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefits attributable to:
Current operations	$8,422	$12,874
Less: valuation allowance	(8,422)	(12,874)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$50,106	$41,684
Less: valuation allowance	(50,106)	(41,684)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $147,371 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2011 to November 9, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of July 31, 2011.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors.

Name	Age	Office(s) held
Dan Forigo	39	President, CEO, CFO, and Director
Eden Ho	34	Secretary and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Dan Forigo is our President, CEO, CFO and a member of our board directors. Mr. Forigo has over 15 years of experience in senior level management roles at both U.S. and Canadian listed public companies. In addition to his advisory role with AFH, Mr. Forigo is the President of Omega Capital Corporation, where he has advised numerous companies on U.S. and Canadian exchange listings through both traditional and alternative methods. His experience spans a wide range of project development and contract negotiations within the mining, energy, technology, and real estate industries. Mr. Forigo focuses on the creation and implementation of market strategies, contract negotiations and financing options for maximum return on investments. His business experience includes diverse international assignments in Europe, Canada, the United States and China. Mr. Forigo has worked extensively with overseas investor groups and within the energy and petroleum markets of North America. He currently serves on the board of directors for Meadow Bay Capital, a mineral and resource company. Mr. Forigo is involved in a number of charities including the Calgary Flames Ambassador Program, a National Hockey League organization that serves the community.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

For the fiscal year ending July 31, 2011, the board of directors:

  Reviewed and discussed the audited financial statements with management, and

  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended July 31, 2011 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended July 31, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dan Forigo	0	0	0
Eden Ho	0	0	0

Code of Ethics

As of July 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Forigo, President, CEO, CFO and director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Eden Ho, Secretary and director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Tim Elias, former officer and director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Mark Mroczkowski, former officer and director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michael J. Korte, former officer and director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested(#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Dan Forigo	0	0	0	0	0	0	0	0	0
Eden Ho	0	0	0	0	0	0	0	0	0
Tim Elias, former officer and director	0	0	0	0	0	0	0	0	0
Mark Mroczkowski, former officer and director	0	0	0	0	0	0	0	0	0
Michael J. Korte, former officer and director	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Forigo	0	0	0	0	0	0	0
Eden Ho	0	0	0	0	0	0	0
Tim Elias, former director	0	0	0	0	0	0	0
Mark Mroczkowski, former director	0	0	0	0	0	0	0
Michael J. Korte, former director	0	0	0	0	0	0	0
Michael O’Derrick, former director	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Directors do not currently receive any cash compensation from the Company or for their service as members of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 9, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)

Executive Officers & Directors:
Common	Dan Forigo Suite 167, #406 - 917 85th Street SW Calgary, Alberta, Canada T3H 5K2	0	0%
Common	Eden Ho 701 Xiang Mi Hu Road Xi Yuan, Futian Dist., Shenzhen Peoples Republic of China	0	0%
Total of All Directors and Executive Officers:		0 Shares	0%

More Than 5% Beneficial Owners:
Common	Alp Investments, Ltd. (3) 1 Mapp Street Belize City, Belize, Central America	39,784,097	72.70%
Common	Mobiliare, SA 87 Calle Ocho Panama City, Panama	10,000,000	18.27%

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

(2)       The percent of class is based on 54,724,119 shares of common stock issued and outstanding as of November 9, 2011.

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

2. Tim Elias, our former COO and a director, and Michael J. Korte, our former Chief Geologist and a Director, are the owners of Shale Gas Partners, LLC and Checotah Pipeline, LLC. We acquired, by way of an assignment, an option to purchase the working interest in a group of oil and gas leases covering approximately 4,480 acres in McIntosh County, Oklahoma known as the Checotah Field Development Project . The seller of the leasehold interests was Shale Gas Partners, LLC. In addition, our option included the purchase of a natural gas gathering, treatment, and pipeline system located within the Checotah Project. The seller of the natural gas gathering system was Checotah Pipeline, LLC. The option has expired and is not longer in effect.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
July 31, 2011	$8,500	$0	$0	$0
July 31, 2010	$8,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1          Incorporated by reference to Registration Statement on Form SB-2 filed August 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harmonic Energy, Inc.

By:	/s/ Dan Forigo
Dan Forigo President, Chief Executive Officer, Chief Financial Officer, and Director
November 10, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dan Forigo
Dan Forigo President, Chief Executive Officer, Chief Financial Officer and Director
November 10, 2011

By:	/s/Eden Ho
Eden Ho, Secretary and Director
November 10, 2011

