Form 10-Q
period 2011-10-31
HARMONIC ENERGY, INC.
filed 2011-12-20
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-145794

Harmonic Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Lower Ground Floor, 37 Brunswick Square, Hove, East Sussex, BN3 1ED, United Kingdom (Address of principal executive offices)

+44 (0) 1273-78-2488
(Issuer’s telephone number)

_________________________________________________ (Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,474,119 as of December 14, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2011 and July 31, 2010 (unaudited)
F-2	Statements of Operations for the three months ended October 31, 2011 and 2010 and period from May 1, 2007 (Inception) to October 31, 2011 (unaudited)
F-3	Statements of Cash Flows for the three months ended October 31, 2011 and 2010 and period from May 1, 2007 (Inception) to October 31, 2011 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of October 31, 2011 and July 31, 2011

ASSETS	October 31, 2011	July 31, 2011

Current Assets
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$44,982	$43,582
Accrued interest-related party	1,654	1,354
Note payable-related party	20,000	20,000

Total Liabilities	66,636	64,936

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 54,724,119 shares issued and outstanding	54,724	54,724
Additional paid in capital	27,711	27,711
Deficit accumulated during the development stage	(149,071)	(147,371)
Total Stockholders’ Deficit	(66,636)	(64,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

For the three months ended October 31, 2011 and 2010

For the period from May 1, 2007 (Date of Inception) through October 31, 2011

	Three months ended October 31, 2011	Three months ended October 31, 2010	Period from May 1, 2007 (Inception) to October 31, 2011

Revenues	$—	$—	$200

General and administrative expenses:
Professional fees	1,400	—	220,047
Website development	—	—	9,000
Office and miscellaneous	—	726	5,108
Total general and administrative expenses	1,400	726	234,155

Loss from operations
Other income (expense)	(1,400)	(726)	(233,955)
Gain on settlement of accrued expense	—	—	86,748
Interest expense	(300)	(296)	(1,864)
Total other income (expense)	(300)	(296)	84,884

Net income ( loss) for the period	(1,700)	(1,022)	(149,071)
Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	54,724,119	54,724,119

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended October 31, 2011 and 2010

For the period from May 1, 2007 (Date of Inception) through October 31, 2011

	Three months ended October 31, 2011	Three months ended October 31, 2010	Period from May 1, 2007 (Inception) to October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and comprehensive loss	$(1,700)	$(1,022)	$(149,071)
Change in non-cash working capital items
Conversion of related party accrued interest	—	—	210
Gain on settlement of debt	—	—	(86,748)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,400	(8,283)	131,730
Increase in accrued interest-related party	300	296	1,654
CASH FLOWS USED IN OPERATING ACTIVITIES	—	(9,009)	(102,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	81,225
Proceeds from note payable-related party	—	—	21,000
CASH FLOWS FROM FINANCING ACTIVITIES	—	—	102,225

NET INCREASE (DECREASE) IN CASH	—	(9,009)	—
Cash, beginning of period	—	10,983	—
Cash, end of period	$—	$1,974	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH FINANCING ACTIVITIES
Contributed capital	$—	$—	$1,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended July 31, 2011. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company has adopted a July 31 fiscal year end.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of October 31, 2011 and 2010.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan was due on June 14, 2011, bears 6% interest and is unsecured.  The terms of the loan were revised to adjust maturity to due on demand during the year ended July 31, 2011. Interest expense on this loan was $300 and $296 for the periods ended October 31, 2011 and 2010.

NOTE 3 – PREFERRED AND COMMON STOCK

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

NOTE 3 – PREFERRED AND COMMON STOCK (CONTINUED)

As of October 31, 2011, the Company has 54,724,119 shares of common stock issued and outstanding.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $149,071 as of October 31, 2011.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 5 – INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $149,000 that may be available to reduce future years’ taxable income in various amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2011	October 31, 2010
Federal income tax benefits attributable to:
Current Operations	$578	$12,874
Less: valuation allowance	(578)	(12,874)
Net provision for Federal income taxes	$—	$—

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011

NOTE 5 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2011	July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$50,685	$50,106
Less: valuation allowance	(50,685)	(50,106)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $149,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 10, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Company Overview

We are a Nevada corporation, formed May 1, 2007.  Currently, we do not have any active business operations. Our management is evaluating business opportunities.

Results of operations for the three months ended October 31, 2011 and 2010, and for the period from May 1, 2007 (date of inception) through October 31 2011.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three months ended October 31, 2011 and 2010.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred net losses in the amount of $149,071 from our inception on May 1, 2007 through the period ending October 31, 2011.  During the three months ended October 31, 2011, we incurred operating expenses in the amount of $1,400, together with interest expense of $300, resulting in a net loss of $1,700. By comparison, we experienced operating expenses of $726 and interest expense of $296, and a net loss of $1,022 during the three months ended October 31, 2010. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

4

Liquidity and Capital Resources

As of October 31, 2011, we had no current assets, no cash, and current liabilities of $66,636.  Thus, we had a working capital deficit of $66,636 as of October 31, 2011.

We have not established profitable operations and will be dependent upon obtaining financing to pursue a long-term business plan. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011.

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

Harmonic Energy, Inc.

Date:	December 20, 2011

By:	/s/ Jamie Mann
Title:	Jamie Mann, Chief Executive Officer

8