Form 10-Q
period 2012-01-31
HARMONIC ENERGY, INC.
filed 2012-03-21
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-145794

Harmonic Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, 207 Regent Street, London, United Kingdom, W1B 3HH
(Address of principal executive offices)

+44 (0) 207-617-7300
(Registrant’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,370,595 as of March 20, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2012 and July 31, 2011 (unaudited)
F-2	Statements of Operations for the three and six months ended January 31, 2012 and 2011 and period from May 1, 2007 (Inception) to January 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the six months ended January 31, 2012 and 2011 and period from May 1, 2007 (Inception) to January 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (Unaudited)

As of January 31, 2012 and July 31, 2011

ASSETS	January 31, 2012	July 31, 2011
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$47,082	$43,582
Accrued interest-related party	1,954	1,354
Note payable- related party	20,000	20,000

Total Liabilities	69,036	64,936

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 54,724,119 shares issued and outstanding	54,724	54,724
Additional paid in capital	27,711	27,711
Deficit accumulated during the development stage	(151,471)	(147,371)
Total Stockholders’ Deficit	(69,036)	(64,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

For the three months and six months ended January 31, 2012 and 2011

For the period from May 1, 2007 (Date of Inception) through January 31, 2012

	Three months ended January 31, 2012	Three months ended January 31, 2011	Six months ended January 31, 2012	Six months ended January 31, 2011	Period from May 1, 2007 (Inception) to January 31, 2012

Revenues	$-	$-	$-	$-	$200

General and administrative expenses:
Professional fees	2,100	8,382	3,500	8,382	222,147
Website development	-	-	-	-	9,000
Office and miscellaneous	-	132	-	857	5,108
Total general and administrative expenses	2,100	8,514	3,500	9,239	236,255

Loss from operations	(2,100)	(8,514)	(3,500)	(9,239)	(236,255)

Other expenses
Gain on settlement of accrued expense	-	-	-	-	86,748
Interest expense	(300)	(296)	(600)	(592)	(2,164)
Total other income (expense)	(300)	(296)	(600)	(592)	84,584

Net income (loss) for the period	$(2,400)	$(8,810)	$(4,100)	$(9,831)	$(151,471)

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	4,724,119	4,724,119	54,724,119	4,724,119

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended January 31, 2012 and 2011

For the period from May 1, 2007 (Date of Inception) through January 31, 2012

	Six months ended January 31, 2012	Six months ended January 31, 2011	Period from May 1, 2007 (Inception) to January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and comprehensive loss	$(4,100)	$(9,831)	$(151,471)
Change in non-cash working capital items
Conversion of related party accrued interest	-	-	210
Gain on settlement of debt	-	-	(86,748)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,500	99	133,830
Increase in accrued interest-related party	600	592	1,954

CASH FLOWS USED IN OPERATING ACTIVITIES	-	(9,140)	(102,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	81,225
Proceeds from note payable- related party	-	-	21,000
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	102,225

NET INCREASE (DECREASE) IN CASH	-	(9,140)	-
Cash, beginning of period	-	10,983	-
Cash, end of period	$-	$1,843	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital	$-	$-

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

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

January 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of January 31, 2012 and 2011.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan was due on June 14, 2011, bears 6% interest and is unsecured.  The terms of the loan were revised to adjust maturity to due on demand during the year ended July 31, 2011. Interest expense on this loan was $300 and $296 for the three months ended January 31, 2012 and 2011. Total accrued interest owed at January 31, 2012 and 2011 was $1,954 and $1,354, respectively.

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

As of January 31, 2012, the Company has 54,724,119 shares of common stock issued and outstanding.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

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

As of January 31, 2012, the Company has 54,724,119 shares of common stock issued and outstanding.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $151,471 as of January 31, 2012.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

NOTE 5 – INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $151,470 that may be available to reduce future years’ taxable income in various amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2012	January, 31, 2011
Federal income tax benefits attributable to:
Current Operations	$1,394	$12,874
Less: valuation allowance	(1,394)	(12,874)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2012	July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$51,500	$50,106
Less: valuation allowance	(51,500)	(50,106)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $151,470 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

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

NOTE 7 – SUBSEQUENT EVENTS

On February 22, 2012, an officer of the Company surrendered to treasury for voluntary cancellation, 40,000,000 shares of common stock of the Company.

On March 12, 2012, the Company adopted a forward 5 for 1 split of the issued and outstanding common stock of the Company.

Management has evaluated subsequent events to the date these financial statements were issued, and has determined it does not have any additional material subsequent events to disclose.

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

Company Overview

We are a Nevada corporation, formed May 1, 2007.  Currently, we do not have any active business operations. Our management is currently developing plans to launch a new business which will provide a comprehensive solution for the disposition and recycling of scrap tires through tire re-manufacturing and carbonization of scrap tire components. Tire re-manufacturing is a process that takes high quality used tires, removes the old tread and sidewall markings, and then applies new rubber to the tread and sidewall. The used casing along with the new rubber is vulcanized under high pressure and heat to produce a new tire. This is the same process used by new tire manufacturers except that they make the casing (the most costly part of the tire). Carbonization is a technology that heats tires in an oxygen free environment and turns spent tire casings into diesel fuel, carbon black and syn-gas.

We have recently concluded negotiations with Kouei International, a Japanese engineering company, for an exclusive license to the rights in North America and Europe for use of their patented Tyrolysis™ carbonization technology. The Tyrolysis™ technology is a comprehensive ‘closed-loop’ solution for the management of scrap tires, which allows for all scrap tires to be either re-manufactured into new tires or reduced into marketable chemical products.

Management is currently evaluating facilities locations in Europe. We plan for our facilities to collect scrap tires and produce both re-manufactured tires and commodity chemicals produced through the Tyrolysis™ carbonization technology. We hope to have 6 to 10 plants operational in Europe and North America within the next 5 years.

Management estimates that approximately $50 million in new equity will be required in order to procure the necessary equipment, facilities, and supplies for our planned business and to commence our planned tire recycling operations. We currently do not have any firm arrangements for equity or debt financing and we may not be able to obtain financing when required, in the amount necessary to commence our planned operations, or on terms which are feasible in the opinion of management.

Results of operations for the three and six months ended January 31, 2012 and 2011, and for the period from May 1, 2007 (date of inception) through January 31, 2012.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three and six months ended January 31, 2012 and 2011.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We incurred net losses in the amount of $151,471 from our inception on May 1, 2007 through the period ending January 31, 2012.  During the three months ended January 31, 2012, we incurred expenses and a net loss of $2,400, compared to expenses and a net loss of $8,810 for the three months ended January 31, 2011. We experienced expenses and a net loss of $4,100 during the six months ended January 31, 2012, compared to expenses and a net loss of $9,831 for the six months ended January 31, 2012. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

4

Liquidity and Capital Resources

As of January 31, 2012, we had no current assets, no cash, and current liabilities of $69,036.  Thus, we had a working capital deficit of $69,036 as of January 31, 2012.

We have not established profitable operations and will be dependent upon obtaining financing to pursue a long-term business plan. As discussed above, we will require substantial new equity financing in order to pursue our planned tire recycling operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2012.

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

5

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

Item 4. Mine Safety Disclosures

Not applicable.

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
6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harmonic Energy, Inc.

Date:	March 21, 2012

By:	/s/ Jamie Mann
Title:	Jamie Mann, Chief Executive Officer

7