Form 10-Q
period 2012-04-30
HARMONIC ENERGY, INC.
filed 2012-06-14
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

+44 (0) 207-617-7300
(Registrant’s telephone number)

________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,037,262 as of June 12, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2012 and July 31, 2011 (unaudited)
F-2	Statements of Operations for the three and nine months ended April 30, 2012 and 2011 and period from May 1, 2007 (Inception) to April 30, 2012 (unaudited)
F-3	Statements of Cash Flows for the nine months ended April 30, 2012 and 2011 and period from May 1, 2007 (Inception) to April 30, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of April 30, 2012 and July 31, 2011

ASSETS	April 30, 2012	July 31, 2011

Current Assets
Cash	$255,504	$—
Total Current Assets	—	—

License fee	525,000
TOTAL ASSETS	$780,504	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$48,081	$43,582
Accrued interest-related party	2,254	1,354
License fee payable	350,000	—
Note payable-related party	20,000	20,000

Total Liabilities	420,335	64,936

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized, 62,370,595 shares issued and outstanding	12,474	54,724
Additional paid in capital	9,961	27,711
Share subscriptions received	500,000
Deficit accumulated during the development stage	(162,266)	(147,371)
Total Stockholders’ Deficit	360,169	(64,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$780,504	$—

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS ( Unaudited)

For the three months and nine months ended April 30, 2012 and 2011

For the period from May 1, 2007 (Date of Inception) through April 30, 2012

	Three months ended April 30, 2012	Three months ended April 30, 2011	Nine months ended April 30, 2012	Nine months ended April 30, 2011	Period from May 1, 2007 (Inception) to April 30, 2012

Revenues	$—	$—	$—	$—	$200

General and administrative expenses:
Professional fees	4,200	1,000	7,700	9,382	226,347
Website development	—	—	—	—	9,000
Office and miscellaneous	6,295	93	6,295	950	11,403
Total general and administrative expenses	(10,495)	1,093	13,995	10,332	246,750

Loss from operation	(10,495)	(1,093)	(13,995)	(10,332)	(246,750)

Other expenses
Gain on settlement of accrued expense	—	—	—	—	86,748
Interest expense	(300)	(300)	(900)	(892)	(2,464)
Total other income (expense)	(300)	(300)	(900)	(892)	84,284

Net income (loss) for the period	$(10,795)	$(1,393)	$(14,895)	$(11,224)	$(162,266)
Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted, adjusted for effect of 5:1 forward stock split	62,370,595	273,570,595	203,203,928	273,570,595

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended April 30, 2012 and 2011

For the period from May 1, 2007 (Date of Inception) through April 30, 2012

	Nine months ended April 30, 2012	Nine months ended April 30, 2011	Period from May 1, 2007 (Inception) to April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and comprehensive loss	$(14,895)	$(9,831)	$(162,266)
Change in non-cash working capital items
Conversion of related party accrued interest	—	—	210
Gain on settlement of debt	—	—	(86,748)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,499	99	134,829
Increase in accrued interest-related party	900	592	2,254

CASH FLOWS USED IN OPERATING ACTIVITIES	(9,496)	(9,140)	(111,721)
CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of license agreement	(525,000)	—	(525,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(525,000)		(525,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	500,000	—	581,225
Stock offering costs	(60,000)		(60,000)
Increase in license fee payable	350,000		350,000
Proceeds from note payable-related party	—	—	21,000
CASH FLOWS FROM FINANCING ACTIVITIES	790,000	—	892,225

NET INCREASE (DECREASE) IN CASH	255,504	(9,140)	255,504
Cash, beginning of period	—	10,983	—
Cash, end of period	$255,504	$1,843	$255,504

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES
Contributed capital	$—	$—

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2012

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

April 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of April 30, 2012 and 2011.

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

April 30, 2012

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

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan was due on June 14, 2011, bears 6% interest and is unsecured.  The terms of the loan were revised to adjust maturity to due on demand during the year ended July 31, 2011. Interest expense on this loan was $900 and $892 for the periods ended April 30, 2012 and 2011.

NOTE 3 – LICENSE AGREEMENT

On March 14, 2012, we entered into a License Purchase Agreement (the “Agreement”) with Kouei International, Inc. (“Kouei International”). Under the Agreement, we have acquired the exclusive rights in North America and Europe to use the Tyrolysis™ technology owned by Kouei Industries Co., Ltd. of Japan (“Kouei Industries”). Kouei International holds these rights under license from Kouei Industries and, pursuant to the Agreement, has assigned them to us. The Tyrolysis™ technology is a comprehensive ‘closed-loop’ solution for the management of scrap tires, which allows for all scrap tires to be either re-manufactured into new tires or reduced, through a carbonization process, into marketable chemical products such as diesel fuel, carbon black and syn-gas.

 Under the terms of the agreement, the Company is required to pay a total of $ 525,000 of which $ 175,000 was due within 90 days of the closing of the agreement ( which has been paid), as well as $ 175,000 90 days after the first payment and$ 175,000 90 days after the second payment has been made.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2012

NOTE 3 – LICENSE AGREEMENT (CONTINUED)

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $ 2.50 per remanufactured passenger tire and a royalty of $ 3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years.

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

On November 3, 2011, a shareholder of the company voluntarily returned 250,000 shares of common stock to treasury for cancellation.

On February 22, 2012, a shareholder of the company voluntarily return 42,000,000 shares of common stock to treasury for cancellation On March 12, 2012, the Company authorized a 5:1 forward stock split.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2012

NOTE 4 – PREFERRED AND COMMON STOCK (CONTINUED)

On March 17, 2012, the Company received subscription proceeds of $ 500,000 related to a subscription agreement for 666,667 shares of common stock of the company at $.75 per share. The shares were issued on May 15, 2012. As of April 30, 2012, the Company has 64,288,262 shares of common stock issued and outstanding.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $162,266 as of April 30, 2012.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 6 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $162,600 that may be available to reduce future years’ taxable income in various amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2012	April 30 , 2011
Federal income tax benefits attributable to:
Current Operations	$5,064	$3,820
Less: valuation allowance	(5,064)	(3,820)
Net provision for Federal income taxes	$—	$—

HARMONIC ENERGY, INC.

(formerly Aviation Surveillance Systems, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2012

NOTE 6 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2012	July 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$55,170	$50,106
Less: valuation allowance	(55,170)	(50,106)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $162,600 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

On May 15, 2012 the Company issued 666,667 shares related to a subscription agreement at $.75 as further noted in Note 4.

Management has evaluated subsequent events through the date these financial statements were issued, and has determined it does not have any additional material subsequent events to disclose.

F-12

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

Company Overview

We are a Nevada corporation, formed May 1, 2007.  We are currently developing a new business which will provide a comprehensive solution for the disposition and recycling of scrap tires through tire re-manufacturing and carbonization of scrap tire components. Tire re-manufacturing is a process that takes high quality used tires, removes the old tread and sidewall markings, and then applies new rubber to the tread and sidewall. The used casing along with the new rubber is vulcanized under high pressure and heat to produce a new tire. This is the same process used by new tire manufacturers except that they make the casing (the most costly part of the tire). Carbonization is a technology that heats tires in an oxygen free environment and turns spent tire casings into diesel fuel, carbon black and syn-gas.

On March 14, 2012, we entered into a License Purchase Agreement (the “Agreement”) with Kouei International, Inc. (“Kouei International”). Under the Agreement, we have acquired the exclusive rights in North America and Europe to use the Tyrolysis™ technology owned by Kouei Industries Co., Ltd. of Japan (“Kouei Industries”). Kouei International holds these rights under license from Kouei Industries and, pursuant to the Agreement, has assigned them to us. The Tyrolysis™ technology is a comprehensive ‘closed-loop’ solution for the management of scrap tires, which allows for all scrap tires to be either re-manufactured into new tires or reduced, through a carbonization process, into marketable chemical products such as diesel fuel, carbon black and syn-gas.

Under the Agreement, we have agreed to pay Kouei International a total purchase price of $525,000 as follows:

  $175,000 – due within ninety (90) days of closing (which has been paid)
  $175,000 – due within ninety (90) days after the due date of the first payment
  $175,000 – due within ninety (90) days after the due date of the second payment
In addition, the Agreement calls for Kouei International to be paid ongoing royalties for the next five (5) years as follows:

  3% of gross sales
  $2.50 per remanufactured passenger tire
  $3.50 per remanufactured light truck and truck tire
The Agreement provides us with full access to Kouei International’s properties, books, records, information, technical drawings, contacts and equipment supplied by Kouei Industries. In addition, Kouei International will be contracted for a two year period to help with the transaction and successful implementation of the technology transfer. During this term, Kouei International may be required to provide its engineering expertise and/or participate in industry technology presentations.

Management is currently evaluating facilities locations in Europe and North America. We plan for our facilities to collect scrap tires and produce both re-manufactured tires and commodity chemicals produced through the Tyrolysis™ carbonization technology. We hope to have 6 to 10 plants operational in Europe and North America within the next 5 years.

Our planned facilities will need to be located near suitable sources of scrap tires and other scrap rubber materials. In preparation for a potential recycling plant to be located in Michigan, we entered into a Tire Feedstock Agreement (the “Agreement”) with Enertech R.D., LLC (“Enertech”) on April 11, 2012. Under the Agreement, we have agreed o purchase all of Enertech’s output of scrap tires and other low-value rubber-based materials (referred to as “Feedstock”) for a term of ten (10) years. We intend to use the Feedstock to supply a planned tire recycling facility. Enertech’s estimated daily output of Feedstock is approximately 200 tons per day, though actual output will fluctuate in response to Enertech’s flow of business operations. The maximum daily output that we are required to accept under the Agreement is 300 tons. If Enertech’s output diminishes to less than 100 tons on each of five successive days, we may rescind the Agreement on 20 days written notice.

The Agreement requires us to pay Enertech a fee of $30 per ton for chipped, two-inch-minus scrap tires which are 90% to 95% steel free. The price per ton will be adjusted annually in accordance future negotiations between the parties. The Feedstock will be delivered to us at a distance of up to 2 miles from Enertech’s facility in Michigan. We will be required to pay for delivery costs for distances beyond two miles.

The Agreement is conditional upon:

1.	Our building and operating a tire recycling facility, located within 2 miles of Enertech’s facility in Michigan, that is capable of processing Enertech’s total Feedstock output, and
2.	Our registering with the Michigan Environmental Protection Agency and complying with all permit and license requirements for the tire recycling facility which will accept Enertech’s output of Feedstock.

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

Results of operations for the three and nine months ended April 30, 2012 and 2011, and for the period from May 1, 2007 (date of inception) through April 30, 2012.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three and nine months ended April 30, 2012 and 2011.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $162,266 from our inception on May 1, 2007 through the period ending April 30, 2012.  During the three months ended April 30, 2012, we incurred expenses and a net loss of $10,795, compared to expenses and a net loss of $1,393 for the three months ended April 30, 2011. We experienced expenses and a net loss of $14,895 during the nine months ended April 30, 2012, compared to expenses and a net loss of $11,224 for the nine months ended April 30, 2012. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2012, we had current assets of $255,504, consisting entirely of cash, and current liabilities of $420,335.  Thus, we had a working capital deficit of $164,831 as of April 30, 2012. The largest component of our current liabilities is a $350,000 license fee payable under our License Purchase Agreement with Kouei International. This represents the second and third installment payments due under the agreement.

On May 15, 2012, we raised a total of $500,000 in a private offering of common stock and warrants. Our efforts to secure equity financing for our planned operations is ongoing. We will need additional funding in order to complete our payments under the License Purchase Agreement with Kouei International. We have not established profitable operations and will be dependent upon obtaining financing to pursue a long-term business plan. As discussed above, we will also require substantial new equity financing in order to pursue our planned tire recycling operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2012, we closed a private offering made under Rule 506 of Regulation D.  A total of $500,000 was raised in the offering, which consisted of Units priced at $0.75 per Unit.  Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $1.12 per share for a period of up to forty-eight (48) months.  The offering was made exclusively to accredited investors, and the company did not engage in any general solicitation or advertising regarding the offering.

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
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harmonic Energy, Inc.

Date:	June 14, 2012

By:	/s/ Jamie Mann
Title:	Jamie Mann, Chief Executive Officer

