Form 10-K
period 2012-07-31
HARMONIC ENERGY, INC.
filed 2012-11-13
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission file number: 333-145794

Harmonic Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3rd Floor, 207 Regent Street London, United Kingdom	W1B 3HH
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: +44 (0)20 76177300

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $2,315,210.60 as of January 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 63,037,262 as of November 9, 2012.

1

PART I

Item 1. Business

We are a Nevada corporation, formed May 1, 2007.  We are currently developing a new business which will provide a comprehensive solution for the disposition and recycling of scrap tires through tire re-manufacturing and carbonization of scrap tire components. Tire re-manufacturing is a process that takes high quality used tires, removes the old tread and sidewall markings, and then applies new rubber to the tread and sidewall. The used casing along with the new rubber is vulcanized under high pressure and heat to produce a new tire. This is the same process used by new tire manufacturers except that they make the casing (the most costly part of the tire). Carbonization is a technology that heats tires in an oxygen free environment and turns spent tire casings into diesel fuel, carbon black, steel, and syn-gas.

On March 14, 2012, we entered into a License Purchase Agreement (the “Agreement”) with Kouei International, Inc. (“Kouei International”). Under the Agreement, we have acquired the exclusive rights in North America and Europe to use the Tyrolysis™ technology owned by Kouei Industries Co., Ltd. of Japan (“Kouei Industries”). Kouei International holds these rights under license from Kouei Industries and, pursuant to the Agreement, has assigned them to us. The Tyrolysis™ technology is a comprehensive ‘closed-loop’ solution for the management of scrap tires, which allows for all scrap tires to be either re-manufactured into new tires or reduced, through a carbonization process, into marketable chemical products such as diesel fuel, and steel. The carbon char material will be upgraded to produce a general purpose carbon black that can be used again in the rubber, plastic and asphalt industries. Syn-gas is used for process heat within the system.

Under the Agreement, as currently extended, we have agreed to pay Kouei International a total purchase price of $525,000 as follows:

  $175,000 – due within ninety (90) days of closing (which has been paid)
  $175,000 – due on or before June 30, 2013
  $175,000 – due on or before September 30, 2013

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

Management is currently evaluating facilities locations in Europe and North America. We plan for our facilities to receive scrap tires and produce both re-manufactured tires and commodity chemicals produced through the Tyrolysis™ carbonization technology. We hope to have 6 to 10 plants operational in Europe and North America within the next 5 years.

Our planned facilities will need to be located near suitable sources of scrap tires and other scrap rubber materials. In preparation for a potential recycling plant to be located in Michigan, we entered into a Tire Feedstock Agreement (the “Agreement”) with Enertech R.D., LLC (“Enertech”) on April 11, 2012. Under the Agreement, we have agreed to purchase all of Enertech’s output of scrap tires and other low-value rubber-based materials (referred to as “Feedstock”) for a term of ten (10) years. We intend to use the Feedstock to supply a planned tire recycling facility. Enertech’s estimated daily output of Feedstock is approximately 200 tons per day, though actual output will fluctuate in response to Enertech’s flow of business operations. The maximum daily output that we are required to accept under the Agreement is 300 tons. If Enertech’s output diminishes to less than 100 tons on each of five successive days, we may rescind the Agreement on 20 days written notice.

The Agreement requires us to pay Enertech a fee of $30 per ton for chipped, two-inch-minus scrap tires which are 90% to 95% steel free. The price per ton will be adjusted annually in accordance with future negotiations between the parties. The Feedstock will be delivered to us at a distance of up to 2 miles from Enertech’s facility in Michigan. We will be required to pay for delivery costs for distances beyond two miles.

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

Employees

We do not currently have any employees. At this time, we rely on outside consultants and third party vendors for the ongoing development of our planned operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factors

Risks Relating to Our Business and Early Stage of Development

If we are unable to raise the required capital to procure the necessary equipment, facilities, and supplies for our planned business, we will be unable to commence our planned tire recycling operations and our business may fail.

We currently have little operating capital and have only recently begun to make the preliminary arrangements to procure the necessary facilities and supplies for our planned tire recycling business. We will be dependent on raising significant capital in the amount of approximately $50 million in order to execute our plan of operations. We cannot assure you that we will be able to acquire the necessary financing in the near future or on terms that are acceptable to us.

Also, additional equity financing could result in significant dilution to our shareholders. Further, if sufficient capital is not available, we may be required to delay or severely reduce the scope of our planned operations.

Because we have a limited operating history and no record of generating revenue, potential investors may not be able to evaluate our operations and prospects for profitable operations.

Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. We have only recently begun to focus on the development of a tire recycling business and do not have history or any historical revenues upon which investors can gauge our prospects for results of operations. A substantial risk is involved in investing in our company because, as an early stage company, we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

Because we depend on key personnel for our continued operations and future success, a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified sales, management, technical personnel. In particular, the loss of our Vice President, Hiro Tanaka, or our President and CEO, Jamie Mann, would be significantly detrimental to us. Our anticipated growth and expansion will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

If we are unable to secure an adequate quantity of quality scrap tires at economical prices, we may be unable to operate profitably.

Our planned products will be manufactured from scrap tires. The markets for scrap tires are dynamic, and our future profitability will be contingent on our ability to successfully recycle scrap tires while managing our raw material costs. If we are unable to secure a large and consistent supply of scrap tires at economical prices, we will be unable to operate our planned recycling business at a profit.

If we are unable to secure locations near good sources of quality scrap tires, or if we are unable to finance the construction of our planned recycling plants at such locations, we will be unable to operate profitably.

Our planned facilities will need to be located near suitable sources of scrap tires and other scrap rubber materials in order to avoid freight costs which may render our planned business unfeasible. If we are unable to secure locations near these sources, or if we are unable to finance the construction of recycling plants in these locations, we will be unable to operate profitably and our planned business will fail.

Because the demand for our planned products will be influenced by general economic conditions, we may be adversely affected by general economic downturns.

The demand for our planned products, which will include remanufactured tires, diesel fuel, carbon black, and steel, may be subject to significant commodity price fluctuations and periodic downturns caused by general economic conditions. A worsening of the current economic climate, further deterioration of the credit markets and/or consumer confidence, will negatively impact our future sales and profitability.

Because we will incur costs as a result of being a public company, our financial resources available for operations may be reduced.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to adopt and implement additional policies and procedures to further strengthen our financial reporting capability. However, the process of designing and implementing an effective financial reporting system is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. All of this will also require us to expend significant resources. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

Risks Relating to Legal Uncertainty

Because environmental regulations will expose us to potential liability for response costs and damages to natural resources, we may incur significant regulatory costs.

Our planned operations will be subject to national and local environmental laws and regulations in the jurisdictions where our planned recycling plants will be located. The environmental laws and regulations applicable to our operations establish air quality standards for emissions from our planned manufacturing operations, govern the disposal of solid waste, and regulate wastewater and storm water discharge. As is the case with manufacturers in general, we may be held liable for response costs and damages to natural resources if a release or threat of release of hazardous materials occurs on or from our planned recycling plants, or if contamination from prior activities is discovered at any properties we own or operate.

Because our proprietary rights may not adequately protect our tire recycling technology, we may be subject to significant competition from those who imitate our processes and methods.

Under a license agreement, we hold the exclusive rights in North America and Europe to use the Tyrolysis™ technology owned by Kouei Industries Co., Ltd. of Japan. Our commercial success will depend, in part, on our ability and the ability of Kouei Industries to maintain adequate patent and other legal protection for the proprietary Tyrolysis™ technology. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. We will also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, non-U.S. courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

Item 2. Properties

We do not currently own any real property.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ASUV” on the OTCQB market tier of the electronic quotation system operated by OTC Markets Group, Inc.  Our common stock was formerly quoted on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”). Few market makers continue to participate in the OTCBB system, however, because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	$1.10	$0.50
April 30, 2012	$2.95	$0.0960
January 31, 2012	$0.4460	$0.0102
October 31, 2011	$0.4460	$0.3040

Fiscal Year Ended July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	$1.52	$1.52
April 30, 2011	$1.52	$1.52
January 31, 2011	$1.52	$1.52
October 31, 2010	$1.52	$0.75

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

Holders of Our Common Stock

As of November 8, 2012, we had 63,037,262 shares of our common stock issued and outstanding, held by three (3) shareholders of record. 23,450,110 of our shares of common stock are held in street name.

Recent Sales of Unregistered Securities

1. On June 1, 2012, we closed a private offering made under Rule 506 of Regulation D.  A total of $500,000 was raised in the offering, which consisted of Units priced at $0.75 per Unit.  Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $1.12 per share for a period of up to forty-eight (48) months.  The offering was made exclusively to accredited investors, and the company did not engage in any general solicitation or advertising regarding the offering.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not adopted any equity compensation plans.

Capital Stock

We have 10,000,000 preferred shares with a par value of $0.001 per share of preferred stock authorized, of which no shares were outstanding as of November 9, 2012.

We have 90,000,000 common shares with a par value of $0.001 per share of common stock authorized, of which 63,037,262 shares were outstanding as of November 9, 2012.

Voting Rights

Holders of common stock have the right to cast one vote for each share of stock in his or her own name on the books of the corporation, whether represented in person or by proxy, on all matters submitted to a vote of holders of common stock, including the election of directors. There is no right to cumulative voting in the election of directors. Except where a greater requirement is provided by statute or by the Articles of Incorporation, or by the Bylaws, the presence, in person or by proxy duly authorized, of the holder or holders of a majority of the outstanding shares of the our common voting stock shall constitute a quorum for the transaction of business. The vote by the holders of a majority of such outstanding shares is also required to effect certain fundamental corporate changes such as liquidation, merger or amendment of the Company's Articles of Incorporation.

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

Pre-emptive Rights

Holders of common stock are not entitled to pre-emptive or subscription or conversion rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of common stock are, and the shares of common stock offered hereby will be when issued, fully paid and non-assessable.

Share Purchase Warrants

We currently have warrants to purchase 666,667 shares of common stock at a price of $1.12 per share issued and outstanding. These warrants expire on August 1, 2014, and 50,000 of these warrants expire on May 15, 2014.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

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

Results of Operations for the Years Ended July 31, 2012 and 2011.

We have not earned significant revenues since the inception of our business and we earned no revenues during the fiscal years ended July 31, 2012 and 2011.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $388,923 from our inception on May 1, 2007 through the fiscal year ending July 31, 2012.  During the fiscal year ended July 31, 2012, we incurred expenses and a net loss of $241,552. These consisted of consulting fees in the amount of $161,543, professional fees in the amount of $62,676, general and administrative expenses of $16,133, and interest expense of $1,200. By comparison, we incurred expenses and a net loss of $24,772 for the fiscal year ended July 31, 2011. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. Our expenses have increased compared to the prior fiscal year because, during the fiscal year ended July 31, 2012, we have begun the initial development of our new tire recycling business. Prior to the generation of revenues, we expect that our expenses will continue to increase significantly as we prepare to undertake our planned tire recycling operations.

Liquidity and Capital Resources

As of July 31, 2012, we had current assets of $70,393, consisting of cash in the amount of $56,446 and prepaid expenses in the amount of $13,947. As of July 31, 2012, we had current liabilities of $214,381, consisting of license fees payable of $175,000 and accrued expenses of $39,381.  Thus, we had a working capital deficit of $143,988 as of July 31, 2012. The largest component of our current liabilities is a $175,000 license fee payable under our License Purchase Agreement with Kouei International. This represents the second of the three installment payments called for under the agreement.

On May 15, 2012, we raised a total of $500,000 in a private offering of common stock and warrants. Our efforts to secure equity financing for our planned operations is ongoing. We will need additional funding in order to complete our payments under the License Purchase Agreement with Kouei International. We have not established profitable operations and will be dependent upon obtaining financing to pursue a long-term business plan. As discussed above, we will also require substantial new equity financing in the approximate amount of $50 million to successfully pursue the full scope of our planned tire recycling operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As of June 30, 2012, we do not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2012 and 2011;
F-3	Statements of Operations for the years ended July 31, 2012 and 2011, and from Inception on May 1, 2007 to July 31, 2012;
F-4	Statement of Stockholders’ Equity (Deficit) from Inception on May 1, 2007 to July 31, 2012;
F-5	Statements of Cash Flows for the years ended July 31, 2012 and 2011, and from Inception on May 1, 2007 to July 31, 2012;
F-6	Notes to Financial Statements
11

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Harmonic Energy, Inc.

London, United Kingdom

We have audited the accompanying balance sheets of Harmonic Energy, Inc., as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from May 1, 2007 (date of inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmonic Energy, Inc., as of July 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended and the period from May 1, 2007 (date of inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Harmonic Energy, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

November 9, 2012

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2012 AND 2011

	July 31,	July 31,
	2012	2011
ASSETS
Current Assets
Cash and equivalents	$56,446	$0
Prepaid expenses	13,947	0
Total Current Assets	70,393	0

Other Assets
License agreement	525,000	0

TOTAL ASSETS	$595,393	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$39,381	$43,582
Accrued interest – related party	0	1,354
Note payable – related party	0	20,000
License fee payable	175,000	0
Total Current Liabilities	214,381	64,936

Long-term Liabilities
License fee payable, net of current portion	175,000	0

Total Liabilities	389,381	64,936

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 63,037,262 and shares issued and outstanding (54,724,119 – 2011)	63,037	54,724
Additional paid-in capital	282,489	27,711
Stock warrants	249,409	0
Deficit accumulated during the development stage	(388,923)	(147,371)
Total Stockholders’ Equity (Deficit)	206,012	(64,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$595,393	$0

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2012

	Year ended July 31, 2012	Year ended July 31, 2011	Period from May 1, 2007 (Inception) to July 31, 2012

REVENUES	$0	$0	$200

EXPENSES
Professional fees	62,676	22,622	281,323
Consulting fees	161,543	0	161,543
Website development	0	0	9,000
General and administrative	16,133	950	21,241
TOTAL EXPENSES	240,352	23,572	473,107

LOSS FROM OPERATIONS	(240,352)	(23,572)	(472,907)

OTHER INCOME (EXPENSE)
Interest expense	(1,200)	(1,200)	(2,764)
Gain on settlement of accrued expenses	0	0	86,748
TOTAL OTHER INCOME (EXPENSE)	(1,200)	(1,200)	83,984

LOSS BEFORE PROVISION FOR INCOME TAXES	(241,552)	(24,772)	(388,923)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(241,552)	$(24,772)	$(388,923)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	180,925,012	273,620,595

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2012

	Common Stock		Additional paid-in	Stock	Deficit accumulated during the development
	Shares	Amount	Capital	Warrants	Stage	Total
Inception, May 1, 2007	0	$0	$0	$0	$0	$0

Contributed capital	—	—	300		—	300

Issuance of common stock for cash at $0.001	58,994,015	11,799	(7,799)		—	4,000

Issuance of common stock for cash at $0.004	23,450,110	4,690	7,235		—	11,925

Net loss for the period ended July 31, 2007	—	—	—		(153)	(153)

Balance, July 31, 2007	82,444,125	16,489	(264)		(153)	16,072

Net loss for the year ended July 31, 2008	—	—	—		(15,709)	(15,709)

Balance, July 31, 2008	82,444,125	16,489	(264)		(15,862)	363

Net loss for the year ended July 31, 2009	—	—	—		(68,873)	(68,873)

Balance, July 31, 2009	82,444,125	16,489	(264)		(84,735)	(68,510)

Conversion of shareholder loan and accrued interest to contributed capital	—	—	1,210		—	1,210

Issuance of common stock for cash	191,176,470	38,235	26,765		—	65,000

Net loss for the year ended July 31, 2010	—	—	—		(37,864)	(37,864)

Balance, July 31, 2010	273,620,595	54,724	27,711		(122,599)	(40,164)

Net loss for the year ended July 31, 2011	—	—	—		(24,772)	(24,772)

Balance, July 31, 2011	273,620,595	54,724	27,711	0	(147,371)	(64,936)

Cancellation of shares	(211,250,000)	(42,250)	42,250	—	—	0

Stock split – 5:1 – par value adjustment	—	49,896	(49,896)	—	—	0

Common stock and stock warrants issued for cash at $0.75 per unit	666,667	667	249,924	249,409	—	500,000

Offering costs associated with issuance of common stock and warrants	—	—	(68,491)	—	—	(68,491)

Forgiveness of debt and expenses paid by shareholders	—	—	80,991	—	—	80,991

Net loss for the year ended July 31, 2012	—	—	—	—	(241,552)	(241,552)

Balance, July 31, 2012	63,037,262	$63,037	$282,489	$249,409	$(388,923)	$206,012

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2012

	Year ended July 31, 2012	Year ended July 31, 2011	Period from May 1, 2007 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(241,552)	$(24,772)	$(388,923)
Change in non-cash working capital items
Gain on settlement of accrued expenses	0	0	(86,748)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(13,947)	0	(13,947)
Increase (decrease) in accrued expenses	(4,201)	12,589	126,129
Increase in accrued interest – related party	1,200	1,200	2,764
Net Cash Used in Operating Activities	(258,500)	(10,983)	(360,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license agreement	(175,000)	0	(175,000)
Net Cash Used in Investing Activities	(175,000)	0	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	500,000	0	581,225
Offering costs	(68,491)	0	(68,491)
Proceeds from note payable – related party	58,437	0	79,437
Net Cash Provided by Financing Activities	489,946	0	592,171

NET INCREASE (DECREASE) IN CASH	56,446	(10,983)	56,446

Cash, beginning of period	0	10,983	0
Cash, end of period	$56,446	$0	$56,446

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable – related party and accrued interest to contributed capital	$0	$0	$1,210
Forgiveness of shareholder debt and accrued interest	$80,991	$0	$80,991
License fee payable issued for acquisition of license agreement	$525,000	$0	$525,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Harmonic Energy, Inc. (the Company), formerly known as Aviation Surveillance Systems, Inc. and Fairytale Ventures, Inc., was incorporated in the State of Nevada on May 1, 2007.  The Company is currently developing a new business focused on the disposition and recycling of scrap tires through tire re-manufacturing and carbonization of scrap tire components.  The Company has not realized significant revenues to date and therefore is classified as a development stage company.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses, and a license fees payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 666,667 common stock warrants outstanding as of July 31, 2012.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of July 31, 2012 and 2011.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of $1,515 of prepaid transfer agent services and $12,432 of prepaid legal services.

NOTE 3 – LICENSE AGREEMENT

On March 14, 2012, the Company entered into a License Purchase Agreement with Kouei International, Inc. The Company acquired the exclusive rights in North America and Europe to use the Tyrolysis™ technology owned by Kouei Industries Co., Ltd. of Japan. Kouei International holds these rights under license from Kouei Industries and, pursuant to the agreement, has assigned them to the Company. The Tyrolysis™ technology is a comprehensive ‘closed-loop’ solution for the management of scrap tires, which allows for all scrap tires to be either re-manufactured into new tires or reduced, through a carbonization process, into marketable chemical products such as diesel fuel, carbon black and syn-gas.

Under the terms of the agreement, the Company is required to pay a total of $525,000 of which $175,000 was due within 90 days of the closing of the agreement (which has been paid), as well as $175,000 due 90 days after the first payment and $175,000 due 90 days after the second payment has been made. The balance due on the license fee payable was $350,000 as of July 31, 2012.

Subsequent to September 30, 2012, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remain the same.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 3 – LICENSE AGREEMENT (CONTINUED)

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $2.50 per remanufactured passenger tire and a royalty of $3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years. There have been no revenues generated from the license agreement as of July 31, 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 31, 2012 and 2011:

	2012	2011
Accrued legal fees	$2,681	$33,707
Accrued accounting and audit fees	6,700	9,000
Accrued filing fees	0	875
Accrued consulting fees	30,000	0
Total Accrued Expenses	$39,381	$43,582

NOTE 5 – LOAN PAYABLE – RELATED PARTY

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan was due on June 14, 2011, bears 6% interest and is unsecured. The terms of the notes were revised to adjust maturity to due on demand during the year ended July 31, 2011. Interest expense on this loan was $1,200 for the years ended July 31, 2012 and 2012. During the year ended July 31, 2012, the shareholder forgave the balance of the loan and all accrued interest. The forgiveness of debt of $22,554 was recorded as contributed capital.

In association with the change in control during the year ended July 31, 2012, the selling shareholders paid certain legal and accounting expenses on behalf of the company. A total of $58,437 was paid by the shareholder and has been recorded as contributed capital.

NOTE 6 – CAPITAL STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.

On May 14, 2007, the Company received $4,000 from its founders for 58,994,015 shares of its common stock. On June 22, 2007, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under.  The Company sold 23,450,110 shares of its $0.001 par value common stock at a price of $0.004 per share for $11,925 in cash.

On July 21, 2008, the Company’s shares of common stock were forward split on the basis of 1.84356289 shares for 1.

On May 1, 2009, the Company’s shares of common stock were forward split on the basis of 1.6 shares for 1.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 6 – CAPITAL STOCK (CONTINUED)

On March 15, 2010, the Company sold 191,176,470 shares of common stock for total cash proceeds of $65,000.

On November 3, 2011, a shareholder of the company voluntarily returned 1,250,000 shares of common stock to treasury for cancellation.

On February 22, 2012, a shareholder of the company voluntarily returned 210,000,000 shares of common stock to treasury for cancellation

On March 12, 2012, the Company the Company’s shares of common stock were forward split on the basis of 5 shares for 1.

All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On March 27, 2012, the Company received subscription proceeds of $500,000 related to a subscription agreement for 666,667 shares of common stock and common stock warrants $0.75 per unit. The common stock warrants were valued using the Black-Scholes valuation method. The valuation was made using the following assumptions and the proceeds were allocated based on the fair value of the common stock and common stock warrants;

Stock Warrant valuation assumptions
Stock price at grant date	$1.00
Exercise price	$1.12
Term	4 years
Risk-free interest rate	0.37%
Volatility	284%

As of July 31, 2012, the Company had 63,037,262 shares of common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding as of July 31, 2012.

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

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $388,923 as of July 31, 2012.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 8 – GOING CONCERN (CONTINUED)

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

NOTE 9 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $388,923 that may be available to reduce future years’ taxable income in various amounts through 20321. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended July 31, 2012 and 2011:

	2012	2011
Federal income tax benefits attributable to:
Current operations	$82,128	$8,422
Less: valuation allowance	(82,128)	(8,422)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$132,234	$50,106
Less: valuation allowance	(132,234)	(50,106)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $388,923 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remain the same.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of November 9, 2012.

Adrian J.R. Smith is our Chairman of the Board and a Director. He is the Chief Executive Officer of The Woolton Group LLC, an international advisory group with offices in Florida and London. He also serves on the board of RTI Biologics, Inc. (NASDAQ:RTIX) and formerly served on the board of Byotrol Plc. (UK AIM:BYOT). He is also the chairman of Premier Credit Ltd. and Third Eye Technologies, Ltd. Prior board experience includes service as the non-executive chairman of Gaming VC S.A. and also the Carter & Carter Group Plc. As the non-executive chairman of Carter and Carter from 2003 -2005, he led the board through two acquisitions and a flotation on the London Stock Exchange. Current advisory projects include renewable energy, clean technology, the global telematics industry, and the development of qualitative consumer research in the BRICM countries (Brazil, Russia, India, China and Mexico). Mr. Smith retired from Deloitte Touche Tohmatsu in 2004, after serving as the managing partner for global marketing and communication. Before joining Deloitte in 2000, he had held the CEO position at Grant Thornton LLP in the US, and was a worldwide managing partner at Arthur Andersen LLP from 1991 to 1997. Mr. Smith also serves on the board of a non-profit business in Florida -- the Education Foundation of Indian River County.

Mr. Smith spent 13 years with Procter and Gamble in the United Kingdom beginning 1966, before joining Ecolab Inc. in 1979 as a vice president for consumer marketing operations in Europe. He relocated with Ecolab to the USA in 1981 as the senior vice president responsible for international marketing, research and development. He also managed the Asia Pacific subsidiary operations before relocating to Toronto in 1988 as president of Ecolab Canada. He was an interim managing director at Datacard, in the UK from 1990 to 1991.

Jamie Mann is our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and a Director. He has been working in the waste conversion sector since the establishment of Kouei Industries in 2004 and was part of the team that formed Klean Industries Inc. in 2005. Mr. Mann has since brought together a team of tire management specialists, waste processing experts, and a network of contacts in the waste and recycling industry. Focusing on developing the markets for carbonization recyclate, he has been working with companies such as BP and Ford. Prior to joining Klean, Mr. Mann ran ProSource International; a UK based trading company which he established in 1993. He has over a decade of experience in textile engineering and manufacturing of polymer based products. ProSource traded with some of the largest blue chip companies in its sector, such as Wal-Mart, Coca Cola & H&M Hennes & Mauritz AB.

Hiro Tanaka is our Vice President and a Director. He is a key contributor to establishing tire re-treading and energy recovery technologies and has been involved in sales for over 20 years. Mr. Tanaka was previously a senior sales executive for Kyocera Japan and was their sales leader. Mr. Tanaka is also the founder and publisher of the Planet Newspaper in Tokyo and has dedicated the vast majority of his time over the past 10 years to developing sustainability and environmental stewardship programs both in Japan and throughout Southeast Asia. Mr. Tanaka believes in continuing education and has helped develop a form of free media in Japan that targets Japanese youth as a means of educating them in English about the environmental concerns facing not only Japan but the world today. Mr. Tanaka also has many charitable achievements.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

- The appropriate size of our Board of Directors;

- Our needs with respect to the particular talents and experience of our directors;

- The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

- Experience in political affairs;

- Experience with accounting rules and practices; and

- The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of July 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The services rendered by our President and CEO, Jamie Mann, are governed by a Consulting Agreement with his consultancy firm, JM Trading Co., Ltd. The Agreement is for a term of two (2) years commencing retroactively effective December 20, 2011. Mr. Mann is paid a consulting fee of $60,000 per year in equal monthly installments of $5,000 per month. In addition, Mr. Mann is to be provided a company car and reimbursement of all expenses incurred in the course of his duties. The Agreement includes a non-solicitation clause which is in effect until one year after the expiration of the Agreement.

Currently, the objective of the cash compensation paid by the company to its chief executive is to provide fair reimbursement for the time spent by our executive officer to the extent feasible within the financial constraints faced by our developing business.

We have agreed to pay our Chairman, Adrian J.R. Smith, cash compensation of $1,500 per month beginning August 1, 2012. Our Vice President, Hiro Tanaka, does not receive compensation at this time.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jamie Mann, President and CEO	2012 2011	40,000 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	40,000 n/a
Adrian J.R. Smith, Chairman	2012 2011	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Hiro Tanaka, Vice President	2012 2011	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Dan Forigo, former officer	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Eden Ho, former officer	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Tim Elias, former officer	2012 2011	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
Mark Mroczkowski, former officer	2012 2011	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
Michael J. Korte, former officer	2012 2011	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended July 31, 2012, we paid our President and CEO, Jamie Mann, $40,000 in consulting fees.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jamie Mann	-	-	-	-	-	-	-	-	-
Adrian J.R. Smith	-	-	-	-	-	-	-	-	-
Hiro Tanaka	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of July 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Jamie Mann	-	-	-	-	-	-	-
Adrian J.R. Smith	-	-	-	-	-	-	-
Hiro Tanaka	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service as directors at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 9, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(1)	Percent of class
Common	Jamie Mann 3rd Floor, 207 Regent Street London W1B 3HH United Kingdom	38,920,485	61.742%
Common	Adrian J.R. Smith 3rd Floor, 207 Regent Street London W1B 3HH United Kingdom	0	0%
Common	Hiro Tanaka 3rd Floor, 207 Regent Street London W1B 3HH United Kingdom	0	0%
	All Officers and Directors as a Group	38,920,485	61.742%

	Other 5% owners
	None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

  The services rendered by our President and CEO, Jamie Mann, are governed by a Consulting Agreement with his consultancy firm, JM Trading Co., Ltd. The Agreement is for a term of two (2) years commencing retroactively effective December 20, 2011. Mr. Mann is paid a consulting fee of $60,000 per year in equal monthly installments of $5,000 per month. In addition, Mr. Mann is to be provided a company car and reimbursement of all expenses incurred in the course of his duties. The Agreement includes a non-solicitation clause which is in effect until one year after the expiration of the Agreement.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Fees	Audit-Related Fees	Tax Fees	Other Fees
2012	$8,400	$0	$0	$0
2011	$8,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	License Purchase Agreement with Kouei International, Inc.(2)
10.2	Tire Feedstock Agreement with Enertech R.D. LLC(3)
10.3	Consulting Agreement with Seahorse Investments Ltd.(4)
10.4	Consulting Agreement with JM Trading Co., Ltd.
10.5	Letter extending payment terms under License Purchase Agreement with Kouei International, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form SB-2 filed August 30, 2007
(2)	Incorporated by reference to Current Report on Form 8-K filed April 6, 2012
(3)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2012
(4)	Incorporated by reference to Current Report on Form 8-K filed May 23, 2012
20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMONIC ENERGY, INC.

By:	/s/ Jamie Mann
Jamie Mann
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	November 13, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jamie Mann
Jamie Mann
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	November 13, 2012

By:	/s/ Adrian J.R. Smith
Adrian J.R. Smith
Title:	Chairman of the Board and Director
Date:	November 13, 2012

By:	/s/ Hiro Tanaka
Hiro Tanaka
Title:	Vice President and Director
Date:	November 13, 2012

