Form 10-Q
period 2012-10-31
HARMONIC ENERGY, INC.
filed 2012-12-14
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-145794

Harmonic Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, 207 Regent Street, London W1B 3HH, United Kingdom
(Address of principal executive offices)

+44 (0)20 76177300
(Registrant’s telephone number)
___________________________
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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,037,262 as of December 13, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2012 and July 31, 2012 (unaudited)
F-2	Statements of Operations for the three months ended October 31, 2012 and 2011 and period from May 1, 2007 (Inception) to October 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the three months ended October 31, 2012 and 2011 and period from May 1, 2007 (Inception) to October 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF OCTOBER 31, 2012 AND JULY 31, 2012

	October 31, 2012	July 31, 2012
ASSETS
Current Assets
Cash and equivalents	$31,633	$56,446
Prepaid expenses	16,447	13,947
Total Current Assets	48,080	70,393

Other Assets
License agreement	525,000	525,000

TOTAL ASSETS	$573,080	$595,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$37,180	$39,381
License fee payable	175,000	175,000
Total Current Liabilities	212,180	214,381

Long-term Liabilities
License fee payable, net of current portion	175,000	175,000

Total Liabilities	387,180	389,381

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 63,037,262 and shares issued and outstanding (63,037,262 – July 31, 2012)	63,037	63,037
Additional paid-in capital	282,489	282,489
Stock warrants	249,409	249,409
Deficit accumulated during the development stage	(409,035)	(388,923)
Total Stockholders’ Equity	185,900	206,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$573,080	$595,393

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO OCTOBER 31, 2012

	Three months ended October 31, 2012	Three months ended October 31, 2011	Period from May 1, 2007 (Inception) to October 31, 2012

REVENUES	$0	$0	$200

EXPENSES
Professional fees	2,100	1,400	283,423
Consulting fees	13,000	0	174,543
Website development	0	0	9,000
General and administrative	5,012	0	26,253
TOTAL EXPENSES	20,112	1,400	493,219

LOSS FROM OPERATIONS	(20,112)	(1,400)	(493,019)

OTHER INCOME (EXPENSE)
Interest expense	0	(300)	(2,764)
Gain on settlement of accrued expenses	0	0	86,748
TOTAL OTHER INCOME (EXPENSE)	0	(300)	83,984

LOSS BEFORE PROVISION FOR INCOME TAXES	(20,112)	(1,700)	(409,035)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(20,112)	$(1,700)	$(409,035)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	63,037,262	273,620,595

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO OCTOBER 31, 2012

	Three months ended October 31, 2012	Three months ended October 31, 2011	Period from May 1, 2007 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,112)	$(1,700)	$(409,035)
Change in non-cash working capital items
Gain on settlement of accrued expenses	0	0	(86,748)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(2,500)	0	(16,447)
Increase (decrease) in accrued expenses	(2,201)	1,400	123,928
Increase in accrued interest – related party	0	300	2,764
Net Cash Used in Operating Activities	(24,813)	(0)	(385,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license agreement	0	0	(175,000)
Net Cash Used in Investing Activities	0	0	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	0	0	581,225
Offering costs	0	0	(68,491)
Proceeds from note payable – related party	0	0	79,437
Net Cash Provided by Financing Activities	0	0	592,171

NET INCREASE (DECREASE) IN CASH	(24,813)	0	31,633

Cash, beginning of period	56,446	0	0
Cash, end of period	$31,633	$0	$31,633

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable – related party and accrued interest to contributed capital	$0	$0	$1,210
Forgiveness of shareholder debt and accrued interest	$0	$0	$80,991
License fee payable issued for acquisition of license agreement	$0	$0	$525,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended July 31, 2012. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company has adopted a July 31 fiscal year end.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 666,667 common stock warrants outstanding as of October 31, 2012.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of October 31, 2012 and 2011.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at October 31, 2012 consisted of $1,515 of prepaid transfer agent services and $12,432 of prepaid legal services as well as $2,500 of site lease deposits. Prepaid expenses at July 31, 2012 consisted of $1,515 of prepaid transfer agent services and $12,432 of prepaid legal services.

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

Under the terms of the agreement, the Company is required to pay a total of $525,000 of which $175,000 was due within 90 days of the closing of the agreement (which has been paid), as well as $175,000 due 90 days after the first payment and $175,000 due 90 days after the second payment has been made. The balance due on the license fee payable was $350,000 as of October 31, 2012.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 3 – LICENSE AGREEMENT (CONTINUED)

During the period ended October 31, 2012, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remain the same.

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $2.50 per remanufactured passenger tire and a royalty of $3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years. There have been no revenues generated from the license agreement as of October 31, 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 31, 2012 and July 31, 2012:

	October 31, 2012	July 31, 2012
Accrued legal fees	$2,680	$2,681
Accrued accounting and audit fees	4,500	6,700
Accrued filing fees	0	0
Accrued consulting fees	30,000	30,000
Total Accrued Expenses	$37,180	$39,381

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

OCTOBER 31, 2012

NOTE 6 – CAPITAL STOCK (CONTINUED)

On May 1, 2009, the Company’s shares of common stock were forward split on the basis of 1.6 shares for 1.

On March 15, 2010, the Company sold 191,176,470 shares of common stock for total cash proceeds of $65,000.

On November 3, 2011, a shareholder of the company voluntarily returned 1,250,000 shares of common stock to treasury for cancellation.

On February 22, 2012, a shareholder of the company voluntarily returned 210,000,000 shares of common stock to treasury for cancellation.

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

As of October 31, 2012, the Company had 63,037,262 shares of common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding as of October 31, 2012.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $409,035 as of October 31, 2012.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 – INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $409,035 that may be available to reduce future years’ taxable income in various amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended October 31, 2012 and 2011:

	2012	2011
Federal income tax benefits attributable to:
Current operations	$6,840	$578
Less: valuation allowance	(6,840)	(578)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2012 and July 31, 2012:

	October 31, 2012	July 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$139,072	$132,234
Less: valuation allowance	(139,072)	(132,234)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $409,035 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of operations for the three months ended October 31, 2012 and 2011, and for the period from May 1, 2007 (date of inception) through October 31, 2012.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three months ended October 31, 2012 and 2011.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $409,035 from our inception on May 1, 2007 through the period ending October 31, 2012.  During the three months ended October 31, 2012, we incurred expenses and a net loss of $20,112, compared to expenses and a net loss of $1,700 for the three months ended October 31, 2011. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development.

Prior to the generation of revenues, we expect that our expenses will continue to increase significantly as we progress with the development of our new tire recycling business.

Liquidity and Capital Resources

As of October 31, 2012, we had current assets of $48,080, consisting of cash in the amount of $31,633 and prepaid expenses in the amount of $16,447. As of October 31, 2012, we had current liabilities of $212,180, consisting of license fees payable of $175,000 and accrued expenses of $37,180.  Thus, we had a working capital deficit of $164,100 as of October 31, 2012. The largest component of our current liabilities is a $175,000 license fee payable under our License Purchase Agreement with Kouei International. This represents the second of the three installment payments called for under the agreement.

On May 15, 2012, we raised a total of $500,000 in a private offering of common stock and warrants. Our efforts to secure equity financing for our planned operations is ongoing. We will need additional funding in order to complete our payments under the License Purchase Agreement with Kouei International. We have not established profitable operations and will be dependent upon obtaining financing to pursue a long-term business plan. As discussed above, we will also require substantial new equity and debt financing in the approximate amount of $50 million to successfully pursue the full scope of our planned tire recycling operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012.

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

Harmonic Energy, Inc.

Date:	December 14, 2012

By:	/s/ Jamie Mann
Title:	Jamie Mann, Chief Executive Officer

