Form 10-Q
period 2013-01-31
HARMONIC ENERGY, INC.
filed 2013-03-21
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,037,262 as of March 19, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2013 and July 31, 2012 (unaudited)
F-2	Statements of Operations for the three and six months ended January 31, 2013 and 2012 and period from May 1, 2007 (Inception) to January 31, 2013 (unaudited)
F-3	Statements of Cash Flows for the six months ended January 31, 2013 and 2012 and period from May 1, 2007 (Inception) to January 31, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JANUARY 31, 2013 AND JULY 31, 2012

	January 31, 2013	July 31, 2012
ASSETS
Current Assets
Cash and equivalents	$26,917	$56,446
Prepaid expenses	16,447	13,947
Deferred financing costs, net of amortization of $416	4,584	0
Total Current Assets	47,948	70,393

Other Assets
License agreement	525,000	525,000

TOTAL ASSETS	$572,948	$595,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$37,680	$39,381
Accrued interest	250	0
Note payable	50,000	0
License fee payable	175,000	175,000
Total Current Liabilities	262,930	214,381

Long-term Liabilities
License fee payable, net of current portion	175,000	175,000

Total Liabilities	437,930	389,381

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 63,037,262 and shares issued and outstanding (63,037,262 – July 31, 2012)	63,037	63,037
Additional paid-in capital	282,489	282,489
Stock warrants	249,409	249,409
Deficit accumulated during the development stage	(459,917)	(388,923)
Total Stockholders’ Equity	135,018	206,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$572,948	$595,393

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JANUARY 31, 2013

	Three months ended January 31, 2013	Three months ended January 31, 2012	Six months ended January 31, 2013	Six months ended January 31, 2012	Period from May 1, 2007 (Inception) to January 31, 2013

Revenues	$—	$—	$—	$—	$200

General and administrative expenses:
Professional fees	16,505	2,100	18,605	3,500	299,928
Website development	—	—	—	—	9,000
Consulting fees	30,000	—	43,000	—	204,543
Office and miscellaneous	4,127	—	9,139	—	30,380
Total general and administrative expenses	50,832	2,100	70,744	3,500	543,851

Loss from operations
Other expenses	(50,832)	(2,100)	(70,744)	(3,500)	(543,651)
Gain on settlement of accrued expense	—	—	—	—	86,748
Interest expense	(250)	(300)	(250)	(600)	(3,014)
Total other income (expense)	(250)	(300)	(250)	(600)	83,734

Net income (loss) for the period	(51,182)	(2,400)	(70,994)	(4,100)	(459,917)

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding: Basic and diluted	63,037,262	4,724,119	63,037,262	54,724,119

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JANUARY 31, 2013

	Six months ended January 31, 2013	Six months ended January 31, 2012	Period from May 1, 2007 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(70,994)	$(4,100)	$(459,917)
Change in non-cash working capital items
Gain on settlement of accrued expenses	0	0	(86,748)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(2,500)	0	(16,447)
Increase (decrease) in accrued expenses	(1,451)	3,500	124,678
Increase in accrued interest – related party	0	600	2,764
Net Cash Used in Operating Activities	(74,945)	(0)	(435,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license agreement	0	0	(175,000)
Net Cash Used in Investing Activities	0	0	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	0	0	581,225
Proceeds from note payable	50,000	0	50,000
Deferred financing costs	(4,584)		(4,584)
Offering costs	0	0	(68,491)
Proceeds from note payable – related party	0	0	79,437
Net Cash Provided by Financing Activities	45,416	0	637,587

NET INCREASE (DECREASE) IN CASH	(29,529)	0	26,917

Cash, beginning of period	56,446	0	0
Cash, end of period	$26,917	$0	$26,917

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable – related party and accrued interest to contributed capital	$0	$0	$1,210
Forgiveness of shareholder debt and accrued interest	$0	$0	$80,991
License fee payable issued for acquisition of license agreement	$0	$0	$525,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 666,667 common stock warrants outstanding as of January 31, 2013.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of January 31, 2013 and 2012.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of January 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of $1,515 of prepaid transfer agent services and $12,432 of prepaid legal services as well as $ 2,500 of site lease deposits.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 3 – LICENSE AGREEMENT (CONTINUED)

Under the terms of the agreement, the Company is required to pay a total of $525,000 of which $175,000 was due within 90 days of the closing of the agreement (which has been paid), as well as $175,000 due 90 days after the first payment and $175,000 due 90 days after the second payment has been made. The balance due on the license fee payable was $350,000 as of January 31, 2013.

During the period ended January 31, 2013, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remain the same.

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $2.50 per remanufactured passenger tire and a royalty of $3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years. There have been no revenues generated from the license agreement as of January 31, 2013.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of January 31, 2013 and July 31, 2012:

	2013	2012
Accrued legal fees	$2,680	$2,681
Accrued accounting and audit fees	5,000	6,700
Accrued filing fees	0	0
Accrued consulting fees	30,000	30,000
Total Accrued Expenses	$37,680	$39,381

NOTE 5 – LOAN PAYABLE – RELATED PARTY

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan was due on June 14, 2011, bears 6% interest and is unsecured. The terms of the notes were revised to adjust maturity to due on demand during the year ended July 31, 2011. Interest expense on this loan was $1,200 for the years ended July 31, 2012 and 2011. During the year ended July 31, 2012, the shareholder forgave the balance of the loan and all accrued interest. The forgiveness of debt of $22,554 was recorded as contributed capital.

In association with the change in control during the year ended July 31, 2012, the selling shareholders paid certain legal and accounting expenses on behalf of the company. A total of $58,437 was paid by the shareholder and has been recorded as contributed capital.

NOTE 6 – NOTE PAYABLE

On January 9, 2013, the Company signed a promissory note for $50,000. The loan is due on January 9, 2014, bears interest at 8% and is unsecured.

Finance costs related to the issuance of the note in the amount of $5,000 have been deferred and are being amortized over the term of the note payable.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 7 – CAPITAL STOCK

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

As of January 31, 2013, the Company had 63,037,262 shares of common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding as of January 31, 2013.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $459,917 as of January 31, 2013.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of approximately $459,917 that may be available to reduce future years’ taxable income in various amounts through 20321. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended January 31, 2013 and 2012:

	2013	2012
Federal income tax benefits attributable to:
Current operations	$24,138	$1,394
Less: valuation allowance	(24,138)	(1,394)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2013 and July 31, 2012:

	January 31, 2013	July 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$156,375	$51,500
Less: valuation allowance	(156,375)	(51,500)
Net deferred tax asset	$0	$0

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 10 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $409,035 for Federal income tax reporting purposes are subject to annual limitations. Should another change in ownership occur net operating loss carry forwards may be further limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

On February 19, 2013, we entered into a Purchase Order (the “Agreement”) with Carbon Black Sales (“CBS”). Under the Agreement, we have agreed to sell to CBS, and CBS has agreed to purchase from us, a minimum of 30,000 tons per year of refined carbon black made from tires during the term of the agreement. The Agreement is conditioned upon our having a tire recycling facility in commercial operation within the next three (3) years. The term of the Agreement is ten years from the date of our initial delivery of product to CBS. The carbon black to be supplied by us under the agreement must meet certain quality standards. The price per-ton for all carbon black sold to CBS under the Agreement will be 60% below the prices established by the Sid Richardson Carbon Ltd. price list for N660 carbon black. The site and specific facility from which the carbon black will be supplied to CBS will be confirmed in the future and prior to our first delivery of product. The Agreement calls for us to supply carbon black from the designated facility exclusively to CBS. CBS has agreed to purchase its carbon black exclusively from our designated facility and may not purchase from another supplier except upon our written consent, which will not be unreasonably withheld. CBS may terminate the Agreement if, for any period of forty-five (45) days after our initial delivery of product, we are unable to produce any additional product. We may terminate the Agreement if CBS is unable to take delivery of product for a period of ten (10) consecutive days.

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

Results of operations for the three and six months ended January 31, 2013 and 2012, and for the period from May 1, 2007 (date of inception) through January 31, 2013.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three and six months ended January 31, 2013 and 2012.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $459,917 from our inception on May 1, 2007 through the period ending January 31, 2013.  During the three months ended January 31, 2013, we incurred expenses and a net loss of $51,182, compared to expenses and a net loss of $2,400 for the three months ended January 31, 2012. During the six months ended January 31, 2013, we incurred expenses and a net loss of $70,994, compared to expenses and a net loss of $4,100 for the six months ended January 31, 2012. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. Our expenses have increased in the three and six months ended January 31, 2013 primarily as a result of increased consulting and professional fees incurred as we prepare to launch our new tire recycling business.

Prior to the generation of revenues, we expect that our expenses will continue to increase significantly as we progress with the development of our new business.

Liquidity and Capital Resources

As of January 31, 2013, we had current assets of $47,948, consisting of cash in the amount of $26,917, prepaid expenses in the amount of $16,447, and deferred financing costs of $4,584. As of January 31, 2013, we had current liabilities of $262,930, consisting of license fees payable of $175,000, a note payable of $50,000, accrued expenses of $37,680, and accrued interest of $250.  Thus, we had a working capital deficit of $214,982 as of January 31, 2013. The largest component of our current liabilities is a $175,000 license fee payable under our License Purchase Agreement with Kouei International. This represents the second of the three installment payments called for under the agreement.

On January 9, 2013, we received financing in the amount of $50,000 under Note issued to Legacy Global Markets. The Note bears interest at a rate of eight percent (8%) per year, with all principal and interest coming due on January 9, 2014.

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

Off Balance Sheet Arrangements

As of January 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Note issued to Legacy Global Markets
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harmonic Energy, Inc.

Date:	March 21, 2013

By:	/s/ Jamie Mann
Title:	Jamie Mann, Chief Executive Officer

