Form 10-Q
period 2013-04-30
HARMONIC ENERGY, INC.
filed 2013-06-11
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,037,262 as of June 10, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2013 and July 31, 2012 (unaudited)
F-2	Statements of Operations for the three and nine months ended April 30, 2013 and 2012 and period from May 1, 2007 (Inception) to April 30, 2013 (unaudited)
F-3	Statements of Cash Flows for the nine months ended April 30, 2013 and 2012 and period from May 1, 2007 (Inception) to April 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2013 AND JULY 31, 2012

	April 30, 2013	July 31, 2012
ASSETS
Current Assets
Cash and equivalents	$5,751	$56,446
Prepaid expenses	16,447	13,947
Advance to director	3,365	0
Deferred financing costs, net of amortization of $1,667	3,333	0
Total Current Assets	28,896	70,393

Other Assets
License agreement	525,000	525,000

TOTAL ASSETS	$553,896	$595,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$38,180	$39,381
Accrued interest	1,000	0
Note payable	50,000	0
License fee payable	175,000	175,000
Total Current Liabilities	264,180	214,381

Long-term Liabilities
License fee payable, net of current portion	175,000	175,000

Total Liabilities	439,180	389,381

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 63,037,262 and shares issued and outstanding (63,037,262 – July 31, 2012)	63,037	63,037
Additional paid-in capital	282,489	282,489
Stock warrants	249,409	249,409
Deficit accumulated during the development stage	(480,219)	(388,923)
Total Stockholders’ Equity	114,716	206,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$553,896	$595,393

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO APRIL 30, 2013

	Three months ended April 30, 2013	Three months ended April 30, 2012	Nine months ended April 30, 2013	Nine months ended April 30, 2012	Period from May 1, 2007 (Inception) to April 30, 2013
Revenues	$—	$—	$—	$—	$200

General and administrative expenses:
Professional fees	10,328	4,200	28,933	7,700	310,256
Website development	—	—	—	—	9,000
Consulting fees	—	—	43,000	—	204,543
Office and miscellaneous	9,224	6,295	18,363	6,295	39,604
Total general and administrative expenses	19,552	10,495	90,296	13,995	563,403

Loss from operations

Other expenses	(19,552)	(10,495)	(90,296)	(13,995)	(563,203)
Gain on settlement of accrued expense	—	—	—	—	86,748
Interest expense	(750)	(300)	(1,000)	(900)	(3,764)
Total other income (expense)	(750)	(300)	(1,000)	(900)	82,984

Net income (loss) for the period	$(20,302)	$(10,795)	$(91,296)	$(14,895)	$(480,219)

Net loss per share: Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding: Basic and diluted	63,037,262	62,370,595	63,037,262	203,203,928

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO APRIL 30, 2013

	Nine months ended April 30, 2013	Nine months ended April 30, 2012	Period from May 1, 2007 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(91,296)	$(14,895)	$(480,219)
Change in non-cash working capital items
Gain on settlement of accrued expenses	0	0	(86,748)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(2,500)	0	(16,447)
Increase (decrease) in accrued expenses	(201)	4,499	125,928
Increase in accrued interest – related party	0	900	2,764
Net Cash Used in Operating Activities	(93,997)	(9,496)	(454,722)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in advance to director	(3,365)	0	(3,365)
Acquisition of license agreement	0	(175,000)	(175,000)
Net Cash Used in Investing Activities	(3,365)	(175,000)	(178,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	0	500,000	581,225
Proceeds from note payable	50,000	0	50,000
Deferred financing costs	(3,333)	0	(3,333)
Offering costs	0	(60,000)	(68,491)
Proceeds from note payable – related party	0	0	79,437
Net Cash Provided by Financing Activities	46,667	440,000	638,838

NET INCREASE (DECREASE) IN CASH	(50,695)	255,504	5,751

Cash, beginning of period	56,446	0	0
Cash, end of period	$5,751	$255,504	$5,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable – related party and accrued interest to contributed capital	$0	$0	$1,210
Forgiveness of shareholder debt and accrued interest	$0	$0	$80,991
License fee payable issued for acquisition of license agreement	$0	$525,000	$525,000

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, advance to director, accrued expenses, a note payable, and a license fees payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 666,667 common stock warrants outstanding as of April 30, 2013.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of April 30, 2013 and 2012.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2013, the Company has not issued any stock-based payments to its employees.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 3 – LICENSE AGREEMENT (CONTINUED)

Under the terms of the agreement, the Company is required to pay a total of $525,000 of which $175,000 was due within 90 days of the closing of the agreement (which has been paid), as well as $175,000 due 90 days after the first payment and $175,000 due 90 days after the second payment has been made. The balance due on the license fee payable was $350,000 as of April 30, 2013.

During the period ended April 30, 2013, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remain the same.

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $2.50 per remanufactured passenger tire and a royalty of $3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years. There have been no revenues generated from the license agreement as of April 30, 2013.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 30, 2013 and July 31, 2012:

	2013	2012
Accrued legal fees	$2,680	$2,681
Accrued accounting and audit fees	5,500	6,700
Accrued filing fees	0	0
Accrued consulting fees	30,000	30,000
Total Accrued Expenses	$38,180	$39,381

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

In association with the change in control during the year ended July 31, 2013, the selling shareholders paid certain legal and accounting expenses on behalf of the company. A total of $58,437 was paid by the shareholder and has been recorded as contributed capital.

NOTE 6 – ADVANCE TO DIRECTOR

Advances to director are non-interest bearing and have no specified terms of repayment. The advance was repaid in full in May 2013.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 7 – NOTE PAYABLE

On January 9, 2013, the Company signed a promissory note for $50,000. The loan is due on January 9, 2014, bears interest at 8% and is unsecured.

Finance costs related to the issuance of the note in the amount of $5,000 have been deferred and are being amortized over the term of the note payable.

NOTE 8 – CAPITAL STOCK

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

On March 27, 2012, the Company received subscription proceeds of $500,000 related to a subscription agreement for 666,667 shares of common stock and common stock warrants $0.75 per unit. The common stock warrants were valued using the Black-Scholes valuation method. The valuation was made using the following assumptions and the proceeds were allocated based on the fair value of the common stock and common stock warrants:

Stock price at grant date	$1.00
Exercise price	$1.12
Term	4 years
Risk-free interest rate	0.37%
Volatility	284%

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 8 – CAPITAL STOCK (CONTINUED)

As of April 30, 2013, the Company had 63,037,262 shares of common stock issued and outstanding.

There are no shares of preferred stock issued and outstanding as of April 30, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $480,219 as of April 30, 2013.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 11 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $480,219 that may be available to reduce future years’ taxable income in various amounts through 20321. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended April 30, 2013 and 2012:

	2013	2012
Federal income tax benefits attributable to:
Current operations	$31,041	$5,064
Less: valuation allowance	(31,041)	(5,064)
Net provision for Federal income taxes	$0	$0

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 11 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2013 and July 31, 2012:

	April 30, 2013	July 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$163,275	$132,234
Less: valuation allowance	(163,275)	(132,234)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $480,219 for Federal income tax reporting purposes are subject to annual limitations. Should another change in ownership occur net operating loss carry forwards may be further limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of operations for the three and nine months ended April 30, 2013 and 2012, and for the period from May 1, 2007 (date of inception) through April 30, 2013.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three and nine months ended April 30, 2013 and 2012.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $480,219 from our inception on May 1, 2007 through the period ending April 30, 2013.  During the three months ended April 30, 2013, we incurred expenses and a net loss of $20,302, compared to expenses and a net loss of $10,795 for the three months ended April 30, 2012. During the nine months ended April 30, 2013, we incurred expenses and a net loss of $91,296, compared to expenses and a net loss of $14,895 for the nine months ended April 30, 2012. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. Our expenses have increased in the three and nine months ended April 30, 2013 primarily as a result of increased consulting and professional fees incurred as we prepare to launch our new tire recycling business.

Prior to the generation of revenues, we expect that our expenses will continue to increase significantly as we progress with the development of our new business.

Liquidity and Capital Resources

As of April 30, 2013, we had current assets of $28,896, consisting of cash in the amount of $5,751, prepaid expenses in the amount of $16,447, deferred financing costs of $3,333, and advances due from a director of $3,365. As of April 30, 2013, we had current liabilities of $264,180, consisting of license fees payable of $175,000, a note payable of $50,000, accrued expenses of $38,180, and accrued interest of $1,000.  Thus, we had a working capital deficit of $235,284 as of April 30, 2013. The largest component of our current liabilities is a $175,000 license fee payable under our License Purchase Agreement with Kouei International. This represents the second of the three installment payments called for under the agreement.

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

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

1. On May 28, 2013, our board of directors and majority of our shareholders approved our 2013 Stock Option Plan. Under our 2013 Stock Option Plan, the maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan is equal to ten percent (10%) of our issued and outstanding common stock.

2. Also on May 28, 2013, we entered into a Business Consulting Agreement with Rene Berlinger. Under the Agreement, the consultant will assist us with general business development, sales and marketing for our products, and development of potential sites for our planned facilities, including identifying locations suitable for grants applicable to our business and sites with suitable proximity to potential sources of feedstock. The consultant will be compensated under the Agreement by the issuance of 4 million shares of our common stock registered on Form S-8. The term of the Agreement is one year. The Agreement supersedes and replaces in its entirety our former Consulting Agreement with Seahorse Investments, Ltd., of which the consultant is a principal. The foregoing is a summary of the material terms of the Business Consulting Agreement, and not a complete description of all of its provisions. The Agreement should be reviewed in its entirety for further information.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	2013 Stock Option Plan
10.1	Business Consulting Agreement with Rene Berlinger
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harmonic Energy, Inc.

Date:	June 11, 2013

By:	/s/ Jamie Mann
Title:	Jamie Mann, Chief Executive Officer

