Form 10-K
period 2013-07-31
HARMONIC ENERGY, INC.
filed 2014-06-09
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $59,518,481 as of January 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 74,037,262 as of June 9, 2014.

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
  $175,000 – due on or before September 30, 2013

On June 18, 2013, we entered into a settlement agreement under which our obligation to make the second and third payments set forth above was forgiven.

The Agreement also calls for Kouei International to be paid ongoing royalties for the next five (5) years as follows:

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

Fiscal Year Ended July 31, 2013
Quarter Ended	High $	Low $
July 31, 2013	$0.2000	$0.0495
April 30, 2013	$1.4900	$0.0500
January 31, 2013	$1.5900	$0.6500
October 31, 2012	$1.0300	$0.3100
Fiscal Year Ended July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	$1.1000	$0.5000
April 30, 2012	$2.9500	$0.0960
January 31, 2012	$0.4460	$0.0102
October 31, 2011	$0.4460	$0.3040

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

Holders of Our Common Stock

As of June 2, 2014, we had 74,037,262 shares of our common stock issued and outstanding, held by three (3) shareholders of record. 43,750,110 of our shares of common stock are held in street name.

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

Capital Stock

We have 10,000,000 preferred shares with a par value of $0.001 per share of preferred stock authorized, of which no shares were outstanding as of June 3, 2014.

We have 90,000,000 common shares with a par value of $0.001 per share of common stock authorized, of which 74,037,262 shares were outstanding as of June 2, 2014.

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

Share Purchase Warrants

We currently have warrants to purchase 616,667 shares of common stock at a price of $1.12 per share issued and outstanding. These warrants expire on August 1, 2014.

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

Results of Operations for the Years Ended July 31, 2013 and 2012.

We have not earned significant revenues since the inception of our business and we earned no revenues during the fiscal years ended July 31, 2013 and 2012.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $1,522,049 from our inception on May 1, 2007 through the fiscal year ending July 31, 2013.  During the fiscal year ended July 31, 2013, we incurred expenses and a net loss of $1,133,126. These consisted of consulting fees in the amount of $277,167, professional fees in the amount of $67,796, general and administrative expenses of $19,736, interest expense to a related party of $2,082, financing costs of $2,917, amortization of debt discount in the amount of $3,403, a loss on issuance of stock in the amount of $760,000, and a change in the market value of a derivative liability in the amount of $25. By comparison, we incurred expenses and a net loss of $241,552 for the fiscal year ended July 31, 2012. Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. Prior to the generation of revenues, we expect that our expenses will continue to increase significantly as we prepare to undertake our planned tire recycling operations.

Liquidity and Capital Resources

As of July 31, 2013, we had current assets of $17,767, consisting of cash in the amount of $15,200, prepaid expenses in the amount of $484, and deferred financing costs of $2,083. As of July 31, 2013, we had current liabilities of $145,714, consisting of accrued expenses of $65,204, accrued interest of $2,082, a note payable of $50,000, a convertible note payable, net of discount, in the amount of $7,983, and a derivative liability of $20,445.  Thus, we had a working capital deficit of $127,947 as of July 31, 2013.

On January 9, 2013, we received financing in the amount of $50,000 under a Note issued to Legacy Global Markets. The Note bears interest at a rate of eight percent (8%) per year, with all principal and interest coming due on January 9, 2014. On January 9, 2014, the Note was acquired by Seahorse Investments, Ltd. and the maturity date was extended to January 9, 2015. All other loan terms remained the same.

On May 22, 2013, we issued a convertible note payable in the amount of $62,440 to Seahorse Investments, Ltd. Initially, we received $25,000 in funding under the note. The note bears interest at 7% per annum and was due on May 22, 2014. The due date of the note has been extended for one year on the same terms. The note is convertible into shares of our common stock at a price equal to 90% of the current market price of the shares on the date of conversion. The balance of the note was $25,000 as of July 31, 2013. Subsequent to July 31, 2013, we received the balance of $37,440.

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

Off Balance Sheet Arrangements

As of July 31, 2013, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of July 31, 2013 and 2012;
F-3	Statements of Operations for the years ended July 31, 2013 and 2012, and from Inception on May 1, 2007 to July 31, 2013;
F-4	Statement of Stockholders’ Deficit from Inception on May 1, 2007 to July 31, 2013;
F-5	Statements of Cash Flows for the years ended July 31, 2013 and 2012, and from Inception on May 1, 2007 to July 31, 2013;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Harmonic Energy, Inc.

London, United Kingdom

We have audited the accompanying balance sheets of Harmonic Energy, Inc., as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from May 1, 2007 (date of inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmonic Energy, Inc., as of July 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended and the period from May 1, 2007 (date of inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Harmonic Energy, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 4, 2014

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$15,200	$56,446
Prepaid expenses	484	13,947
Deferred financing costs, net of amortization of $2,917	2,083	0
Total Current Assets	17,767	70,393
Other Assets
License agreement	175,000	525,000
TOTAL ASSETS	$192,767	$595,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$65,204	$39,381
Accrued interest	2,082	0
Note payable	50,000	0
Convertible note payable, net of debt discount	7,983	0
Derivative liability	20,445	0
License fee payable	0	175,000
Total Current Liabilities	145,714	214,381
Long-term Liabilities
License fee payable, net of current portion	—	175,000
Total Liabilities	145,714	389,381
Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 74,037,262 and 63,037,262 and shares issued and outstanding	74,037	63,037
Additional paid-in capital	1,701,489	282,489
Stock warrants	249,409	249,409
Deferred stock-based compensation	(455,833)	0
Deficit accumulated during the development stage	(1,522,049)	(388,923)
Total Stockholders’ Equity	47,053	206,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,767	$595,393

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2013

	Year ended July 31, 2013	Year ended July 31, 2012	Period from May 1, 2007 (Inception) to July 31, 2013
REVENUES	$0	$0	$200
EXPENSES
Professional fees	67,796	62,676	349,119
Consulting fees	277,167	161,543	438,710
Website development	0	0	9,000
General and administrative	19,736	16,133	40,977
TOTAL EXPENSES	364,699	240,352	837,806
LOSS FROM OPERATIONS	(364,699)	(240,352)	(837,606)
OTHER INCOME (EXPENSE)
Interest expense	0	(1,200)	(2,764)
Interest expense – related party	(2,082)	0	(2,082)
Financing costs	(2,917)	0	(2,917)
Gain on settlement of accrued expenses	0	0	86,748
Amortization of debt discount	(3,403)	0	(3,403)
Change in fair market value of derivative liability	(25)	0	(25)
Loss on issuance of stock	(760,000)	0	(760,000)
	(768,427)	(1,200)	(684,443)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,133,126)	(241,552)	(1,522,049)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(1,133,126)	$(241,552)	$(1,522,049)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	64,593,426	36,185,002

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2013

	Common Stock		Additional Paid-in	Stock	Deferred Stock-Based	Deficit Accumulated during the Development
	Shares	Amount	Capital	Warrants	Compensation	Stage	Total
Inception, May 1, 2007	0	$0	$0	$0	$0	$0	$0
Contributed capital	—	—	300	—	—	—	300
Issuance of common stock for cash at $0.001	58,994,015	11,799	(7,799)	—	—	—	4,000
Issuance of common stock for cash at $0.004	23,450,110	4,690	7,235	—	—	—	11,925
Net loss for the period ended July 31, 2007	—	—	—	—	—	(153)	(153)
Balance, July 31, 2007	82,444,125	16,489	(264)	0	0	(153)	16,072
Net loss for the year ended July 31, 2008	—	—	—	—	—	(15,709)	(15,709)
Balance, July 31, 2008	82,444,125	16,489	(264)	0	0	(15,862)	363
Net loss for the year ended July 31, 2009	—	—	—	—	—	(68,873)	(68,873)
Balance, July 31, 2009	82,444,125	16,489	(264)	0	0	(84,735)	(68,510)
Conversion of shareholder loan and accrued interest to contributed capital	—	—	1,210	—	—	—	1,210
Issuance of common stock for cash	191,176,470	38,235	26,765	—	—	—	65,000
Net loss for the year ended July 31, 2010	—	—	—	—	—	(37,864)	(37,864)
Balance, July 31, 2010	273,620,595	54,724	27,711	0	0	(122,599)	(40,164)
Net loss for the year ended July 31, 2011	—	—	—	—	—	(24,772)	(24,772)
Balance, July 31, 2011	273,620,595	54,724	27,711	0	0	(147,371)	(64,936)
Cancellation of shares	(211,250,000)	(42,250)	42,250	—	—	—	0
Stock split – 5:1 – par value adjustment	—	49,896	(49,896)	—	—	—	0
Common stock and stock warrants issued for cash at $0.75 per unit	666,667	667	249,924	249,409	—	—	500,000
Offering costs associated with issuance of common stock and warrants	—	—	(68,491)	—	—	—	(68,491)
Forgiveness of debt and expenses paid by shareholders	—	—	80,991	—	—	—	80,991
Net loss for the year ended July 31, 2012	—	—	—	—	—	(241,552)	(241,552)
Balance, July 31, 2012	63,037,262	63,037	282,489	249,409	0	(388,923)	206,012
Common stock issued for services	11,000,000	11,000	1,419,000	—	(455,833)	—	974,167
Net loss for the year ended July 31, 2013	—	—	—	—	—	(1,133,126)	(1,133,126)
Balance, July 31, 2013	74,037,262	$74,037	$1,701,489	$249,409	$(455,833)	$(1,522,049)	$47,053

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JULY 31, 2013

	Year ended July 31, 2013	Year ended July 31, 2012	Period from May 1, 2007 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,133,126)	$(241,552)	$(1,522,049)
Change in non-cash working capital items
Gain on settlement of accrued expenses	0	0	(86,748)
Amortization of debt discount	3,403	0	3,403
Change in fair value of derivative liability	25	0	25
Amortization of deferred financing costs	2,917	0	2,917
Stock-based compensation	214,167	0	214,167
Loss on stock issuance	760,000	0	760,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	13,463	(13,947)	(484)
Increase (decrease) in accrued expenses	25,823	(4,201)	151,952
Increase in accrued interest	2,082	0	2,082
Increase in accrued interest – related party	0	1,200	2,764
Net Cash Used in Operating Activities	(111,246)	(258,500)	(471,971)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license agreement	0	(175,000)	(175,000)
Net Cash Used in Investing Activities	0	(175,000)	(175000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	0	500,000	581,225
Proceeds from note payable	50,000	0	50,000
Proceeds from convertible note payable	25,000	0	25,000
Deferred financing costs	(5,000)	0	(5,000)
Offering costs	0	(68,491)	(68,491)
Proceeds from note payable – related party	0	58,437	79,437
Net Cash Provided by Financing Activities	70,000	489,946	662,171
NET INCREASE (DECREASE) IN CASH	(41,246)	56,446	15,200
Cash, beginning of period	56,446	0	0
Cash, end of period	$15,200	$56,446	$15,200
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable – related party and accrued interest to contributed capital	$0	$0	$1,210
Forgiveness of shareholder debt and accrued interest	$0	$80,991	$80,991
License fee payable issued for acquisition of license agreement	$0	$525,000	$525,000
Forgiveness of debt recorded as reduction of intangible assets	$350,000	$0	$350,000
Derivative liability recorded in connection with convertible debt	$20,420	$0	$20,420

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

Basis of Presentation

The accompanying rim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). The Company has adopted a July 31 fiscal year end.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, deferred financing costs, license agreement, accrued expenses, accrued interest, note payable, convertible note payable, and license fees payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 666,667 common stock warrants outstanding as of July 31, 2013.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of July 31, 2013 and 2012.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Harmonic Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LICENSE AGREEMENT

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

Under the terms of the agreement, the Company was required to pay a total of $525,000 of which $175,000 was due within 90 days of the closing of the agreement (which has been paid), as well as $175,000 due 90 days after the first payment and $175,000 due 90 days after the second payment has been made.

On May 30, 2012, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remained the same.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 2 – LICENSE AGREEMENT (CONTINUED)

On June 18, 2013, the Company entered into a settlement agreement with Kouei Industries forgiving the second and third payments discussed above totaling $350,000. The forgiveness of this debt was offset by the reduction of the value of the intangible asset recorded as part of this agreement. As of July 31, 2013, the carrying value of the license agreement is $175,000 and the license fee payable is $0.

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $2.50 per remanufactured passenger tire and a royalty of $3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years. There have been no revenues generated from the license agreement as of July 31, 2013.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 31, 2013 and 2012:

	2013	2012
Accrued legal fees	$6,324	$2,681
Accrued accounting and audit fees	8,880	6,700
Accrued consulting fees	50,000	30,000
Total Accrued Expenses	$65,204	$39,381

NOTE 4 – LOAN PAYABLE – RELATED PARTY

On June 14, 2010, the Company signed a promissory note for $20,000 with an officer.  The loan was due on June 14, 2011, bore 6% interest and was unsecured. The terms of the notes were revised to adjust maturity to due on demand during the year ended July 31, 2011. Interest expense on this loan was $1,200 for the years ended July 31, 2012 and 2011. During the year ended July 31, 2012, the shareholder forgave the balance of the loan and all accrued interest. The forgiveness of debt of $22,554 was recorded as contributed capital.

In association with the change in control during the year ended July 31, 2012, the selling shareholders paid certain legal and accounting expenses on behalf of the company. A total of $58,437 was paid by the shareholder and has been recorded as contributed capital.

NOTE 5 – NOTE PAYABLE

On January 9, 2013, the Company signed a promissory note for $50,000. The loan was due on January 9, 2014, bears interest at 8% and is unsecured. Finance costs related to the issuance of the note in the amount of $5,000 have been deferred and are being amortized over the term of the note payable. Amortization of the financing costs of $2,917 was recorded during the year ended July 31, 2013.

On January 9, 2014, the promissory note was acquired by a non-related lender and the maturity date was extended to January 9, 2015. All other loan terms remained the same.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On May 22, 2013, the Company issued a convertible note payable in the amount of $62,440. Initially, the Company received $25,000. The note bears interest at 7% per annum and is due on May 22, 2014. The note is convertible into shares of common stock of the Company at a price equal to 90% of the current market price of the shares on the date of conversion. The balance of the note was $25,000 as of July 31, 2013. Subsequent to July 31, 2013, the Company received the balance of $37,440.

The Company applied ASC subtopic 815-40 in the valuation of the beneficial conversion feature related to the convertible note payable. The Company has a derivative liability resulting from the issuance of the convertible note valued initially at $20,420 using the Black-Scholes option pricing model. The derivative liability was revalued at July 31, 2013 per the guidance in ASC 815-40. Consequently, the Company has adjusted the fair value of the derivative liability at July 31, 2013 and recorded a loss related to the change in the value of the derivative liability of $25 in the statement of operations. The Company used the following assumptions to value the derivative liability.

	May 22, 2013	July 31, 2013
Note proceeds	$25,000	$25,000
Stock price at grant date	$0.09	$0.06
Exercise price	$0.081	$0.054
Term	1 years	1 years
Risk-free interest rate	0.11%	0.11%
Volatility	216%	217%

NOTE 7 – CAPITAL STOCK

The Company has 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock authorized.

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

On July 21, 2008, the Company effect a forward split on the basis of 1.84356289 shares for 1.

On May 1, 2009, the Company effected a forward split on the basis of 1.6 shares for 1.

On March 15, 2010, the Company sold 191,176,470 shares of common stock for total cash proceeds of $65,000.

On November 3, 2011, a shareholder of the company voluntarily returned 1,250,000 shares of common stock to treasury for cancellation.

On February 22, 2012, a shareholder of the company voluntarily returned 210,000,000 shares of common stock to treasury for cancellation

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 7 – CAPITAL STOCK (CONTINUED)

On March 12, 2012, the Company the Company effected a forward split on the basis of 5 shares for 1.

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

During the year ended July 31, 2013, the Company issued 11,000,000 shares of common stock to two consultants for services rendered and future services. The stock was valued at the fair market value on the date of the agreements which totaled $1,430,000. A loss on the issuance of the stock of $760,000 was recorded for the difference in the value of the services and the fair market value of the stock. As of July 31, 2013, $455,833 has been recorded as deferred stock-based compensation for future services.

As of July 31, 2013 and 2012, the Company had 74,037,262 and 63,037,262 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding as of July 31, 2013 and 2012.

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $1,522,049 as of July 31, 2013.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 10 – INCOME TAXES

As of July 31, 2013, the Company had net operating loss carry forwards of approximately $1,522,049 that may be available to reduce future years’ taxable income in various amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended July 31:

	2013	2012
Federal income tax benefits attributable to:
Current operations	$385,263	$82,128
Less: valuation allowance	(385,263)	(82,128)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$517,497	$132,234
Less: valuation allowance	(517,497)	(132,234)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,522,049 for Federal income tax reporting purposes are subject to annual limitations. Should another change in ownership occur net operating loss carry forwards may be further limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

On August 27, 2013, the Company entered into an agreement with an investor relations group to provide marketing and investor relation services. The agreement required an initial payment of $30,000 (paid) and 2,000,000 shares of common stock (issued). Additional payments of $22,500 were due on September 30, 2013 and October 30, 2013. Those payments have not yet been made.

On January 9, 2014, a non-related lender acquired a loan that was due on that date. The lender extended the maturity date to January 9, 2015 and all other terms of the promissory note remained the same.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending July 31, 2013.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 2, 2014.

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

Code of Ethics

As of July 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The services rendered by our President and CEO, Jamie Mann, are governed by a Consulting Agreement with his consultancy firm, JM Trading Co., Ltd. The current Consulting Agreement, dated December 20, 2013, is for a term of two (2) years. Mr. Mann is paid a consulting fee of $65,000 per year to be paid in equal monthly installments of $5,416.66 per month. In addition, Mr. Mann is to be provided a company car and reimbursement of all expenses incurred in the course of his duties. The Agreement includes a non-solicitation clause which is in effect until one year after the expiration of the Agreement.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jamie Mann, President and CEO	2013 2012	60,000 40,000	0 0	0 0	0 0	0 0	0 0	0 0	60,000 40,000
Adrian J.R. Smith, Chairman	2013 2012	18,000 0	0 0	0 0	0 0	0 0	0 0	0 0	18,000 0
Hiro Tanaka, Vice President	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended July 31, 2013, we paid our President and CEO, Jamie Mann, $60,000 in consulting fees. Our Chairman, Adrian J.R. Smith, was paid $18,000 in compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jamie Mann	—	—	—	—	—	—	—	—	—
Adrian J.R. Smith	—	—	—	—	—	—	—	—	—
Hiro Tanaka	—	—	—	—	—	—	—	—	—

Director Compensation

The table below summarizes all compensation of our directors as of July 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Jamie Mann	—	—	—	—	—	—	—
Adrian J.R. Smith	—	—	—	—	—	—	—
Hiro Tanaka	—	—	—	—	—	—	—

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service as directors at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 2, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(1)	Percent of class
Common	Jamie Mann 3rd Floor, 207 Regent Street London W1B 3HH United Kingdom	29,620,485	40.008%
Common	Adrian J.R. Smith 3rd Floor, 207 Regent Street London W1B 3HH United Kingdom	0	0%
Common	Hiro Tanaka 3rd Floor, 207 Regent Street London W1B 3HH United Kingdom	0	0%
	All Officers and Directors as a Group	29,620,485	40.008%
Common	Other 5% owners
	None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. The services rendered by our President and CEO, Jamie Mann, are governed by a Consulting Agreement with his consultancy firm, JM Trading Co., Ltd. The current Consulting Agreement, dated December 20, 2013, is for a term of two (2) years. Mr. Mann is paid a consulting fee of $65,000 per year to be paid in equal monthly installments of $5,416.66 per month. In addition, Mr. Mann is to be provided a company car and reimbursement of all expenses incurred in the course of his duties. The Agreement includes a non-solicitation clause which is in effect until one year after the expiration of the Agreement.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Fees	Audit-Related Fees	Tax Fees	Other Fees
2013	$7,000	$4,800	$0	$0
2012	$4,300	$4,500	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	2013 Stock Option Plan(6)
10.1	License Purchase Agreement with Kouei International, Inc.(2)
10.2	Letter extending payment terms under License Purchase Agreement with Kouei International, Inc.(5)
10.3**	Settlement and Consultant Agreement with Kouei International, Inc.
10.4	Tire Feedstock Agreement with Enertech R.D. LLC(3)
10.5	Consulting Agreement with Rene Berlinger(6)
10.6**	Consulting Agreement with JM Trading Co., Ltd.
10.7	Consulting Agreement with Empire Relations Group, Inc.(7)
10.8	Purchase Order with Carbon Black Sales(8)
10.9	Note issued to Legacy Global Markets(9)
10.10**	Agreement to Extend Debt Payment with Seahorse Investments, Ltd.
10.11**	Convertible Promissory Note to Seahorse Investments, Ltd. issued May 22, 2013
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form SB-2 filed August 30, 2007
(2)	Incorporated by reference to Current Report on Form 8-K filed April 6, 2012
(3)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2012
(4)	Incorporated by reference to Current Report on Form 8-K filed May 23, 2012
(5)	Incorporated by reference to Current Report on Form 8-K filed November 30, 2012
(6)	Incorporated by reference to Quarterly Report on Form 10-Q filed June 11, 2013
(7)	Incorporated by reference to Current Report on Form 8-K filed September 27, 2013
(8)	Incorporated by reference to Current Report on Form 8-K filed February 25, 2013
(9)	Incorporated by reference to Quarterly Report on Form 10-Q filed March 21, 2013
**	Filed herewith
15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARMONIC ENERGY, INC.

By:	/s/ Jamie Mann
Jamie Mann
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	June 9, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jamie Mann
Jamie Mann
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	June 9, 2014

By:	/s/ Adrian J.R. Smith
Adrian J.R. Smith
Title:	Chairman of the Board and Director
Date:	June 9, 2014

By:	/s/ Hiro Tanaka
Hiro Tanaka
Title:	Vice President and Director
Date:	June 9, 2014

