Form 10-Q
period 2013-10-31
HARMONIC ENERGY, INC.
filed 2014-06-11
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

+44 (0)20 76177300
(Registrant’s telephone number)
__________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,037,262 as of June 9, 2014.

1

Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2013 and July 31, 2013 (unaudited)
F-2	Statements of Operations for the three months ended October 31, 2013 and 2012 and period from May 1, 2007 (Inception) to October 31, 2013 (unaudited)
F-3	Statements of Cash Flows for the three months ended October 31, 2013 and 2012 and period from May 1, 2007 (Inception) to October 31, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF OCTOBER 31, 2013 AND JULY 31, 2013

	October 31, 2013	July 31, 2013
ASSETS
Current Assets
Cash and equivalents	$7,467	$15,200
Prepaid expenses	484	484
Deferred financing costs, net of amortization	833	2,083
Total Current Assets	8,784	17,767
Other Assets
License agreement	175,000	175,000
TOTAL ASSETS	$183,784	$192,767
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$122,506	$65,204
Accrued expenses-related	338	0
Accrued interest	3,915	2,082
Note payable	0	50,000
Convertible note payable, net of debt discount	33,340	7,983
Derivative liability	34,001	20,445
License fee payable	0	0
Total Current Liabilities	194,100	145,714
Long-term Liabilities
Note payable	50,000	—
Total Liabilities	244,100	145,714
Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 76,037,262 and 74,037,262 and shares issued and outstanding	76,037	74,037
Additional paid-in capital	1,779,489	1,701,489
Stock warrants	249,409	249,409
Deferred stock-based compensation	(425,496)	(455,833)
Deficit accumulated during the development stage	(1,739,755)	(1,522,049)
Total Stockholders’ Equity (Deficit)	(60,316)	47,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$183,784	$192,767

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO OCTOBER 31, 2013

	Three months ended October 31, 2013	Three months ended October 31, 2012	Period from May 1, 2007 (Inception) to October 31, 2013
REVENUES	$0	$0	$200
EXPENSES
Professional fees	7,980	2,100	357,099
Consulting fees	200,337	13,000	639,047
Website development	0	0	9,000
General and administrative	4,863	5,012	45,840
TOTAL EXPENSES	213,180	20,112	1,050,986
LOSS FROM OPERATIONS	(213,180)	(20,112)	(1,050,986)
OTHER INCOME (EXPENSE)
Interest expense	(833)	0	(3,597)
Interest expense – related party	(1,000)	0	(3,082)
Financing costs	(1,250)	0	(4,167)
Gain on settlement of accrued expenses	0	0	86,748
Amortization of debt discount	(8,507)	0	(11,910)
Change in value of derivative liability	7,064	0	7,039
Loss on issuance of stock	0	0	(760,000)
	(4,526)	0	(688,969)
LOSS BEFORE PROVISION FOR INCOME TAXES	(217,706)	(20,112)	(1,739,755)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(217,706)	$(20,112)	$(1,739,755)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	75,370,595	63,037,362

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO OCTOBER 31, 2013

	Three months ended October 31, 2013	Three months ended October 31, 2012	Period from May 1, 2007 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(217,706)	$(20,112)	$(1,739,755)
Change in non-cash working capital items
Gain on settlement of accrued expenses	0	0	(86,748)
Amortization of debt discount	8,507	0	11,910
Change in fair value of derivative liability	(7,064)	0	(7,039)
Amortization of deferred financing costs	1,250	0	4,167
Stock-based compensation	110,337	0	324,504
Loss on stock issuance	0	0	760,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	(2,500)	(484)
Increase (decrease) in accrued expenses	57,640	(2,201)	209,592
Increase in accrued interest	1,833	0	3,915
Increase in accrued interest – related party	0	0	2,764
Net Cash Used in Operating Activities	(45,203)	(24,813)	(517,174)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license agreement	0	0	(175,000)
Net Cash Used in Investing Activities	0	0	(175,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	0	0	581,225
Proceeds from note payable	0	0	50,000
Proceeds from convertible note payable	37,470	0	62,470
Deferred financing costs	0	0	(5,000)
Offering costs	0	0	(68,491)
Proceeds from note payable – related party	0	0	79,437
Net Cash Provided by Financing Activities	37,470	0	699,641
NET INCREASE (DECREASE) IN CASH	(7,733)	(24,813)	7,467
Cash, beginning of period	15,200	56,446	0
Cash, end of period	$7,467	$31,633	$7,467
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable – related party and accrued interest to contributed capital	$0	$0	$1,210
Forgiveness of shareholder debt and accrued interest	$0	$0	$80,991
License fee payable issued for acquisition of license agreement	$0	$0	$525,000
Forgiveness of debt recorded as reduction of intangible assets	$0	$0	$350,000
Derivative liability recorded in connection with convertible debt	$20,620	$0	$41,040

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended July 31, 2013. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company has adopted a July 31 fiscal year end.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 666,667 common stock warrants outstanding as of October 31, 2013.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of October 31, 2013 and 2012.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2013, the Company has not issued any stock-based payments to its employees.

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

OCTOBER 31, 2013

NOTE 2 – LICENSE AGREEMENT (CONTINUED)

On May 30, 2012, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remained the same.

On June 18, 2013, the Company entered into a settlement agreement with Kouei Industries forgiving the second and third payments discussed above totaling $350,000. The forgiveness of this debt was offset by the reduction of the value of the intangible asset recorded as part of this agreement. As of October 31, 2013, the carrying value of the license agreement is $175,000 and the license fee payable is $0.

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $2.50 per remanufactured passenger tire and a royalty of $3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years. There have been no revenues generated from the license agreement as of October 31, 2013.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 31, 2013 and July 31, 2013:

	October 31, 2013	July 31, 2013
Accrued legal fees	$6,326	$6,324
Accrued accounting and audit fees	6,180	8,880
Accrued consulting fees	110,000	50,000
Total Accrued Expenses	$122,506	$65,204

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

NOTE 5 – NOTE PAYABLE

On January 9, 2013, the Company signed a promissory note for $50,000. The loan was due on January 9, 2014, bears interest at 8% and is unsecured. Finance costs related to the issuance of the note in the amount of $5,000 have been deferred and are being amortized over the term of the note payable. Amortization of the financing costs of $2,917 was recorded during the period ended October 31, 2013.

On January 9, 2014, the promissory note was acquired by a non-related lender and the maturity date was extended to January 9, 2015. All other loan terms remained the same.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On May 22, 2013, the Company issued a convertible note payable in the amount of $62,470. Initially, the Company received $25,000. The note bears interest at 7% per annum and is due on May 22, 2014. The note is convertible into shares of common stock of the Company at a price equal to 90% of the current market price of the shares on the date of conversion. The balance of the note was $25,000 as of July 31, 2013. On September 6, 2013, the Company received the balance of $37,470.

The Company applied ASC subtopic 815-40 in the valuation of the beneficial conversion feature related to the convertible note payable. The Company has a derivative liability resulting from the issuance of the convertible note valued initially at $20,420 using the Black-Scholes option pricing model. The derivative liability was revalued at October 31, 2013 per the guidance in ASC 815-40. Consequently, the Company has adjusted the fair value of the derivative liability at October 31, 2013 and recorded a gain related to the change in the value of the derivative liability of $7,064 in the statement of operations. The Company used the following assumptions to value the derivative liability.

	May 22, 2013	July 31, 2013	October 31, 2013
Note proceeds	$25,000	$25,000	$62,470
Stock price at grant date	$0.09	$0.06	$0.03
Exercise price	$0.081	$0.054	$0.027
Term	1 years	1 years	.58 years
Risk-free interest rate	0.11%	0.11%	0.11%
Volatility	216%	217%	161%

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

OCTOBER 31, 2013

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

During the year ended July 31, 2013, the Company issued 11,000,000 shares of common stock to two consultants for services rendered and future services. The stock was valued at the fair market value on the date of the agreements which totaled $1,430,000. A loss on the issuance of the stock of $760,000 was recorded for the difference in the value of the services and the fair market value of the stock. As of October 31, 2013, $390,714 has been recorded as deferred stock-based compensation for future services.

During the period ended October 31, 2013 the Company issued 2,000,000 shares of common stock for consultants for services rendered and future services. The stock was valued at the fair market value on the date of the agreements which totaled $80,000. As of October 31, 2013, $34,782 has been recorded as deferred stock-based compensation for future services.

As of October 31, 2013 and July 31, 2013 the Company had 76,037,262 and 74,037,262 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding as of October 31, 2013 and July 31, 2013.

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

The services rendered by our President and CEO, Jamie Mann, are governed by a Consulting Agreement with his consultancy firm, JM Trading Co., Ltd. The Agreement is for a term of two (2) years commencing retroactively effective December 20, 2011. Under the Agreement, Mr. Mann will be paid a consulting fee of $60,000 per year in equal monthly installments of $5,000 per month. In addition, Mr. Mann is to be provided a company car and reimbursement of all expenses incurred in the course of his duties. On December 20, 2013 the agreement was renewed for a fee of $65,000 per year in equal monthly installments of $5,416.66 per month.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $1,739,755 as of October 31, 2013.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – INCOME TAXES

As of October 31, 2013, the Company had net operating loss carry forwards of approximately $1,739,755 that may be available to reduce future years’ taxable income in various amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended October 31:

	2013	2012
Federal income tax benefits attributable to:
Current operations	$74,020	$6,840
Less: valuation allowance	(74,020)	(6,840)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31:

	October 31, 2013	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$591,517	$517,497
Less: valuation allowance	(591,517)	(517,497)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,739,755 for Federal income tax reporting purposes are subject to annual limitations. Should another change in ownership occur net operating loss carry forwards may be further limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

On January 9, 2014, a non-related lender acquired a loan that was due on that date. The lender extended the maturity date to January 9, 2015 and all other terms of the promissory note remained the same.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

4

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

Results of operations for the three months ended October 31, 2013 and 2012, and for the period from May 1, 2007 (date of inception) through October 31, 2013.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three months ended October 31, 2013 and 2012.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $1,739,755 from our inception on May 1, 2007 through the period ending October 31, 2013.  During the three months ended October 31, 2013, we incurred net expenses and a net loss of $217,706. Our expenses during the three months ended October 31, 2013 consisted of professional fees of $7,980, consulting fees of $200,337, general and administrative expenses of $4,863, interest expense of $833, interest expense to a related party of $1,000, financing costs of $1,250, and amortization of debt discount in the amount of $8,507. We also experienced other income in the form of $7,064 reflecting a change in the value of a derivative liability. By comparison, during the three months ended October 31, 2012, we incurred expenses and a net loss of $20,112. Our expenses during the three months ended October 31, 2012 consisted of professional fees in the amount of $2,100, consulting fees of $13,000, and general and administrative expenses of $5,012.

Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. Prior to the generation of revenues, we expect that our expenses will continue to increase significantly as we progress with the development of our new business.

Liquidity and Capital Resources

As of October 31, 2013, we had current assets of $8,874, consisting of cash in the amount of $7,467, prepaid expenses in the amount of $484, and deferred financing costs of $833. As of October 31, 2013, we had current liabilities of $194,100, consisting of accrued expenses of $122,506, accrued expenses to a related party of $338, accrued interest of $3,915, a convertible note payable, net of discount, in the amount of $33,340, and a derivative liability of $34,001.  Thus, we had a working capital deficit of $185,226 as of October 31, 2013.

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

5

Off Balance Sheet Arrangements

As of October 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harmonic Energy, Inc.

Date:	June 11, 2014

By:	/s/ Jamie Mann
Title:	Jamie Mann, Chief Executive Officer and Chief Financial Officer

8