Form 10-Q
period 2014-01-31
HARMONIC ENERGY, INC.
filed 2014-06-12
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,037,262 as of June 11, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2014 and July 31, 2013 (unaudited)
F-2	Statements of Operations for the three and six months ended January 31, 2014 and 2013 and period from May 1, 2007 (Inception) to January 31, 2014 (unaudited)
F-3	Statements of Cash Flows for the six months ended January 31, 2014 and 2013 and period from May 1, 2007 (Inception) to January 31, 2014 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JANUARY 31, 2014 AND JULY 31, 2013

	January 31, 2014	July 31, 2013
ASSETS
Current Assets
Cash and equivalents	$3,657	$15,200
Prepaid expenses	484	484
Deferred financing costs, net of amortization	0	2,083
Total Current Assets	4,141	17,767
Other Assets
License agreement	175,000	175,000
TOTAL ASSETS	$179,141	$192,767
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$151,522	$65,204
Accrued expenses-related	338	0
Accrued interest	6,008	2,082
Note payable	50,000	50,000
Convertible note payable, net of debt discount	45,825	7,983
Derivative liability	29,487	20,445
Total Current Liabilities	283,180	145,714
Long-term Liabilities
Note payable	—	—
Total Liabilities	283,180	145,714
Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 76,037,262 and 74,037,262 and shares issued and outstanding	76,037	74,037
Additional paid-in capital	1,779,489	1,701,489
Stock warrants	249,409	249,409
Deferred stock-based compensation	(325,595)	(455,833)
Deficit accumulated during the development stage	(1,883,379)	(1,522,049)
Total Stockholders’ Equity (Deficit)	(104,039)	47,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$179,141	$192,767

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2014 AND 2013

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	Six months ended January 31, 2014	Six months ended January 31, 2013	Period from May 1, 2007 (Inception) to January 31, 2014
REVENUES	$0	$0	$0	$0	$200
EXPENSES
Professional fees	13,125	16,505	21,106	18,605	370,224
Consulting fees	115,318	30,000	315,655	43,000	754,365
Website development	0	0	0	0	9,000
General and administrative	4,283	4,127	9,146	9,139	50,123
TOTAL EXPENSES	132,726	50,632	345,907	70,744	1,183,712
LOSS FROM OPERATIONS	(132,726)	(50,632)	(345,907)	(70,744)	(1,183,712)
OTHER INCOME (EXPENSE)
Interest expense	(1,093)	(250)	(1,926)	(250)	(4,690)
Interest expense – related party	(1,000)	0	(2,000)	0	(4,083)
Financing costs	(833)	0	(2,083)	0	(5,000)
Gain on settlement of accrued expenses	0	0	0	0	86,748
Amortization of debt discount	(12,485)	0	(20,992)	0	(24,395)
Change in value of derivative liability	4,514	0	11,578	0	11,553
Loss on issuance of stock	0	0	0	0	(760,000)
	(10,897)	(250)	(15,423)	(250)	(699,867)
LOSS BEFORE PROVISION FOR INCOME TAXES	(143,623)	(50,882)	(361,330)	(70,994)	(1,883,379)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$(143,623)	$(50,882)	$(361,330)	$(70,994)	$(1,883,379)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	76,037,262	63,037,362	75,703,929	63,037,362

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013

FOR THE PERIOD FROM MAY 1, 2007 (INCEPTION) TO JANUARY 31, 2014

	Six months ended January 31, 2014	Six months ended January 31, 2013	Period from May 1, 2007 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(361,330)	$(70,994)	$(1,883,379)
Change in non-cash working capital items
Gain on settlement of accrued expenses	0	0	(86,748)
Amortization of debt discount	20,992	0	24,395
Change in fair value of derivative liability	(11,578)	0	(11,553)
Amortization of deferred financing costs	2,083	0	5,000
Stock-based compensation	210,238	0	424,405
Loss on stock issuance	0	0	760,000
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	(2,500)	(484)
Increase (decrease) in accrued expenses	86,656	(1,451)	238,608
Increase in accrued interest	3,926	0	6,008
Increase in accrued interest – related party	0	0	2,764
Net Cash Used in Operating Activities	(49,013)	(74,945)	(520,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license agreement	0	0	(175,000)
Net Cash Used in Investing Activities	0	0	(175,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and stock warrants	0	0	581,225
Proceeds from note payable	0	50,000	50,000
Proceeds from convertible note payable	37,470	0	62,470
Deferred financing costs	0	(4,584)	(5,000)
Offering costs	0	0	(68,491)
Proceeds from note payable – related party	0	0	79,437
Net Cash Provided by Financing Activities	37,470	45,416	699,641
NET INCREASE (DECREASE) IN CASH	(11,543)	(29,529)	3,657
Cash, beginning of period	15,200	56,446	0
Cash, end of period	$3,657	$26,917	$3,657
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable – related party and accrued interest to contributed capital	$0	$0	$1,210
Forgiveness of shareholder debt and accrued interest	$0	$0	$80,991
License fee payable issued for acquisition of license agreement	$0	$0	$525,000
Forgiveness of debt recorded as reduction of intangible assets	$0	$0	$350,000
Derivative liability recorded in connection with convertible debt	$20,620	$0	$41,040

See accompanying notes to financial statements.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 666,667 common stock warrants outstanding as of January 31, 2014.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense as of January 31, 2014 and 2013.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of January 31, 2014, the Company has not issued any stock-based payments to its employees.

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

JANUARY 31, 2014

NOTE 2 – LICENSE AGREEMENT (CONTINUED)

On May 30, 2012, Kouei Industries agreed to extend the second payment due date to June 30, 2013 and the third payment due date to September 30, 2013. All other terms of the agreement remained the same.

On June 18, 2013, the Company entered into a settlement agreement with Kouei Industries forgiving the second and third payments discussed above totaling $350,000. The forgiveness of this debt was offset by the reduction of the value of the intangible asset recorded as part of this agreement. As of January 31, 2014, the carrying value of the license agreement is $175,000 and the license fee payable is $0.

In addition, the Company is to pay a royalty of 3% of all revenues in respect of gross sales for a period of 5 years, and a royalty of $2.50 per remanufactured passenger tire and a royalty of $3.00 per remanufactured light truck and truck tire at the end of each month for a period of 5 years. There have been no revenues generated from the license agreement as of January 31, 2014.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Accrued legal fees	$16,500	$6,324
Accrued accounting and audit fees	8,480	8,880
Accrued consulting fees	125,417	50,000
Other	1,125	0
Total Accrued Expenses	$151,522	$65,204

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

NOTE 5 – NOTE PAYABLE

On January 9, 2013, the Company signed a promissory note for $50,000. The loan was due on January 9, 2014, bears interest at 8% and is unsecured. Finance costs related to the issuance of the note in the amount of $5,000 have been deferred and are being amortized over the term of the note payable. Amortization of the financing costs of $3,750 was recorded during the period ended January 31, 2014.

On January 9, 2014, the promissory note was acquired by a non-related lender and the maturity date was extended to January 9, 2015. All other loan terms remained the same.

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

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

The Company applied ASC subtopic 815-40 in the valuation of the beneficial conversion feature related to the convertible note payable. The Company has a derivative liability resulting from the issuance of the convertible note valued initially at $20,420 using the Black-Scholes option pricing model. The derivative liability was revalued at January 31, 2014 per the guidance in ASC 815-40. Consequently, the Company has adjusted the fair value of the derivative liability at January 31, 2014 and recorded a gain related to the change in the value of the derivative liability of $11,578 in the statement of operations. The Company used the following assumptions to value the derivative liability.

	May 22, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Note proceeds	$25,000	$25,000	$62,470	$62,470
Stock price at grant date	$0.09	$0.06	$0.03	$0.02
Exercise price	$0.081	$0.054	$0.027	$0.018
Term	1 years	1 years	.58 years	.33 years
Risk-free interest rate	0.11%	0.11%	0.11%	0.02%
Volatility	216%	217%	161%	178%

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

JANUARY 31, 2014

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

During the year ended July 31, 2013, the Company issued 11,000,000 shares of common stock to two consultants for services rendered and future services. The stock was valued at the fair market value on the date of the agreements which totaled $1,430,000. A loss on the issuance of the stock of $760,000 was recorded for the difference in the value of the services and the fair market value of the stock. As of January 31, 2014, $325,595 has been recorded as deferred stock-based compensation for future services.

During the period ended January 31, 2014 the Company issued 2,000,000 shares of common stock for consultants for services rendered and future services. The stock was valued at the fair market value on the date of the agreements which totaled $80,000. As of January 31, 2014, $nil has been recorded as deferred stock-based compensation for future services.

As of January 31, 2014 and July 31, 2013 the Company had 76,037,262 and 74,037,262 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding as of January 31, 2014 and July 31, 2013.

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

HARMONIC ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has an accumulated deficit of $1,883,379 as of January 31, 2014.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $1,883,379 that may be available to reduce future years’ taxable income in various amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended January 31:

	2014	2013
Federal income tax benefits attributable to:
Current operations	$122,852	$24,138
Less: valuation allowance	(122,852)	(24,138)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$640,349	$517,497
Less: valuation allowance	(640,349)	(517,497)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,883,379 for Federal income tax reporting purposes are subject to annual limitations. Should another change in ownership occur net operating loss carry forwards may be further limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Under the Agreement, we agreed to pay Kouei International a total purchase price of $525,000 as follows:

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

4

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

Results of operations for the three and six months ended January 31, 2014 and 2013, and for the period from May 1, 2007 (date of inception) through January 31, 2014.

We have not earned significant revenues since the inception of our business and we earned no revenues during the three and six months ended January 31, 2014 and 2013.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $1,883,379 from our inception on May 1, 2007 through the period ending January 31, 2014.  During the three months ended January 31, 2014, we incurred net expenses and a net loss of $143,623. Our expenses during the three months ended January 31, 2014 consisted of professional fees of $13,125, consulting fees of $115,318, general and administrative expenses of $4,283, interest expense of $1,093, interest expense to a related party of $1,000, financing costs of $833, and amortization of debt discount in the amount of $12,485. We also experienced other income in the form of $4,514 reflecting a change in the value of a derivative liability. By comparison, during the three months ended January 31, 2013, we incurred expenses and a net loss of $50,882. Our expenses during the three months ended January 31, 2013 consisted of professional fees in the amount of $16,505, consulting fees of $30,000, general and administrative expenses of $4,127, and interest expense of $250.

During the six months ended January 31, 2014, we incurred net expenses and a net loss of $361,330. Our expenses during the six months ended January 31, 2014 consisted of professional fees of $21,106, consulting fees of $315,655, general and administrative expenses of $9,146, interest expense of $1,926, interest expense to a related party of $2,000, financing costs of $2,083, and amortization of debt discount in the amount of $20,992. We also experienced other income in the form of $11,578 reflecting a change in the value of a derivative liability. By comparison, during the six months ended January 31, 2013, we incurred expenses and a net loss of $70,994. Our expenses during the six months ended January 31, 2013 consisted of professional fees in the amount of $18,605, consulting fees of $43,000, general and administrative expenses of $9,139, and interest expense of $250.

Our losses are attributable to our operating expenses combined with a lack of significant revenues during our current stage of development. Prior to the generation of revenues, we expect that our expenses will continue to increase significantly as we progress with the development of our new business.

Liquidity and Capital Resources

As of January 31, 2014, we had current assets of $4,141, consisting of cash in the amount of $3,657 and prepaid expenses in the amount of $484. As of January 31, 2014, we had current liabilities of $283,180, consisting of accrued expenses of $151,522, accrued expenses to a related party of $338, accrued interest of $6,008, a note payable of $50,000, a convertible note payable, net of discount, in the amount of $45,825, and a derivative liability of $29,487.  Thus, we had a working capital deficit of $279,039 as of January 31, 2014.

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

5

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Jamie Mann. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harmonic Energy, Inc.

Date:	June 12, 2014

By:	/s/ Jamie Mann
Title:	Jamie Mann Chief Executive Officer and Chief Financial Officer

8