Form 10-Q
period 2018-10-31
THC Therapeutics, Inc.
filed 2018-12-19
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-55994

THC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11700 W Charleston Blvd #73

Las Vegas, Nevada

(Address of principal executive offices)

(702) 602-8422

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of October 31, 2018, the Company had 13,003,589 shares of common stock oustanding.

THC THERAPEUTICS, INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2018	July 31, 2018
ASSETS
Current assets
Cash	$-	$2,969
Total current assets	-	2,969

Fixed Assets	52,965	58,297
Intangible Assets	28,372	28,287
Rights to Robotcache Coins	2,429,981	2,429,981

Total assets	2,511,318	2,519,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$136,667	$178,165
Bank overdrafts	33	-
Accrued liabilities due to related parties	92,837	7,728
Advances from related parties	175,061	159,566
Notes payable	71,947	76,200
Convertible Notes payable, net	100,000	100,000
Derivative liability	85,132	59,785
Total current liabilities	661,677	581,444

Total liabilities	661,677	581,444

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 13,003,589 and 13,003,589 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	13,004	13,004
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 223,500 and 216,500 series A and B shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 207,000 and 206,000 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	207	206
Preferred B stock; $0.001 par value; 16,500 shares authorized; 16,500 and 16,500 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	17	17
Stock payable	225,245	190,245
Additional paid-in capital	11,444,096	11,128,690
Accumulated deficit	(9,832,928)	(9,394,072)
Total stockholders' equity (deficit)	1,849,641	1,938,090

Total liabilities and stockholders' equity (deficit)	$2,511,318	$2,519,534

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	October 31, 2018	October 31, 2017

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	13,105	19,796
Consulting fees	349,800	56,068
Payroll expense	20,568	-
General and administrative expenses	17,821	22,371
Depreciation and amortization	6,442	6,377
Total operating expenses	407,736	104,612

Loss from operations	(407,736)	(104,612)

Other income (expense)
Gain/(loss) on change in derivative liability	(25,347)	(673)
Interest Expense	(5,773)	(29,041)
Total other income (expense)	(31,120)	(29,714)

Net income (loss)	$(438,856)	$(134,326)

Basic income (loss) per common share	$(0.03)	$(0.01)

Basic weighted average common
shares outstanding	13,003,589	11,878,466

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(UNAUDITED)

	For the Three Months Ended
	October 31, 2018	October 31, 2017
Cash Flows from Operating Activities
Net loss	$(438,856)	$(134,326)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	25,347	673
Amortization of original issue discount	-	1,890
Amortization of debt discount	-	24,049
Stock based compensation	349,800	56,084
Depreciation and amortization	6,442	6,377
Inputed interest	607	-
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	3,208
Increase (decrease) in accounts payable	(41,498)	722
Increase (decrease) in accounts payable related party	85,109	1,203
Net cash from operating activities	(13,049)	(40,120)

Cash Flows from investing
Purchase of intangible assets	(1,195)	-
Net cash used in investing activities	(1,195)	-

Cash Flows from Financing Activities
Proceeds from related party debts	27,520	33,725
Payments on related party debts	(12,025)	(13,448)
Proceeds from loans	-	30,000
Bank overdrafts	33	-
Payments on loans	(4,253)	-
Net cash from financing activities	11,275	50,277

Net increase (decrease) in Cash	(2,969)	10,157

Beginning cash balance	2,969	187

Ending cash balance	$-	$10,344

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDTED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – THC Therapeutics, Inc., (referred to as the “Company”) is focused developing their patent-pending product, the dHydronator®, a sanitizing herb dryer. The main function of the dHydronator is to greatly accelerate the drying time of a herb while sanitizing it. The dHydronator can be used to dry a variety of herbs, it has been specifically tested for use with cannabis, and it will reduce the drying time for cannabis from 10-14 days to less than 14 hours.

History – The Company was incorporated in the State of Nevada on May 1, 2007, as Fairytale Ventures, Inc., and later changed its name to Aviation Surveillance Systems, Inc. and Harmonic Energy, Inc. On January 23, 2017, the Company changed its name to THC Therapeutics, Inc.

On May 30, 2017, the Company formed Genesis Float Spa LLC, a wholly-owned subsidiary, to market its float spa assets purchased for wellness centers. The Company’s health spa plans are part of the Company’s strategic focus on revenue generation and creating shareholder value.

On January 17, 2018, the Company changed its name to Millennium Blockchain Inc.

On September 28, 2018, the Company changed its name back to THC Therapeutics, Inc.

THC Therapeutics, Inc., together with its subsidiaries, shall herein be collectively referred to as the “Company.”

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Audited Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent Annual Audited Financial Statements have been omitted.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $9,832,928 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of THC Therapeutics, Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $0 and $2,969 in cash and cash equivalents as of October 31, 2018, and July 31, 2018, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of October 31, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Fair Value of Financial Instruments – The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Revenue Recognition:

Product Sales – Revenues from the sale of products are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

Costs of Revenue – Costs of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

Goodwill and Intangible Assets – The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended October 31, 2018 and 2017 the Company recorded an impairment expense of $0 and $0, respectively.

Segment Reporting – Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business.

Income Taxes – The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Stock based compensation expense recognized under ASC 718-10 for the three months ended October 31, 2018 and 2017, totaled $349,800 and $64,190, respectively.

Earnings (Loss) Per Share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $4,887 and $1,153 during the three months ended of October 31, 2018 and 2017, respectively.

Recently Issued Accounting Pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2018-20 and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of October 31, 2018, and July 31, 2018:

	October 31, 2018	July 31, 2018
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(34,667)	(29,335)
Fixed assets, net	$52,965	$58,297

Depreciation expense for the three months ended October 31, 2018, and 2017, was $5,332 and $5,287, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of October 31, 2018, and July 31, 2018:

	October 31, 2018	July 31, 2018
Patents and patents pending	$19,699	$18,504
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(7,700)	(6,590)
Intangible assets, net	$28,372	$28,287

Amortization expense for the three months ended October 31, 2018, and 2017, was $1,110 and $1,090 respectively.

6. ROBOT CACHE – RIGHTS TO TOKENS AND EQUITY

On July 31, 2018, the Company entered into a Common Stock Purchase Agreement with and closed on (i) the purchase of rights to 10,536,315 “IRON” cryptographic tokens of Robot Cache, S.L., a Spanish limited company (“Robot Cache”), and (ii) a right of first refusal to purchase up to 3% of the capital stock of Robot Cache in a subsequent equity financing, in consideration of the Company’s issuance of 6,000,000 shares of the Company’s common stock to Robot Cache, and non-cashless warrants to purchase 3,000,000 shares of the Company’s common.

These non-cashless warrants are exercisable through the earlier of July 31, 2021, and the date that is 30 days after the date that the 5-day volume-weighted average price of the Company’s common stock exceeds the exercise price for the warrants by 25%. The exercise price for the warrants is staggered as follows: 500,000 shares at $0.75/share, 500,000 shares at $1.00/share, 500,000 shares at $1.50/share, 500,000 shares at $2.00/share, and 1,000,000 shares at $5.00/share.

In accordance with ASC 820, the company valued its investment in rights to Robot Cache’s tokens and equity based upon the unadjusted quoted prices of its common stock and the fair value of the warrants issued as consideration on the execution date of the agreement. The Company determined the value of the shares issued as consideration to be $0.28 per common share or $1,680,000. The stock warrants were valued at $749,981 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $0.28; exercise prices: from $0.75 to $5.00 per share; term: 3 years; risk-free interest rate: 2.77%; and volatility: 232%. The investment was recorded at cost basis and on the date of the investment.

As of the date of this filing the Company has not received the tokens or equity in Robot Cache but based on the information available to the Company believes that it will receive the tokens, and will be able to exercise its rights of first refusal to purchase Robot Cache equity in the first calendar quarter of 2019.

If the Company receives any Robot Cache tokens or is able to exercise its right of first refusal to purchase Robot Cache equity, the Company plans to hold the tokens and/or equity as a long-term investment.

7. ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and a shareholder, a relative of our Chief Executive Officer, have agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. The advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of October 31, 2018:

	Principal as of	Three months ending October 31, 2018		Principal as of	Accrued interest balance
	July 31, 2018	Funds advanced	Funds repaid	October 31, 2018	As of October 31, 2018
B. Romanek, President and CEO	$96,023	$24,830	$(12,025)	$108,828	$8,299
Shareholder Relative of our President and CEO	63,543	2,690	-	66,233	2,264
TOTAL	$159,566	$27,520	$(12,025)	$175,061	$10,563

8. RELATED PARTY TRANSACTIONS

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provided services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred. During the three months ending October 31, 2018, the Company accrued $20,568 due to Mr. Romanek related to this agreement. As of October 31, 2018, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment totaling $95,274.

9. NOTES PAYABLE

Notes Payable at consists of the following:

	October 31,	July 31,
	2018	2018
On May 12, 2017, the Company issued a $60,000 promissory note; the note carries no interest rate and is payable in monthly installments of $5,000. As of October 31, 2018, $11,800 in principal payments had been paid. The Company imputed interest at a rate of 5%, during the three months ending October 31, 2018 the Company recorded imputed interest of $607.	48,200	48,200

On July 3, 2018, the Company issued a $28,000 promissory note; the note carries an interest rate of 12% and is payable in 24 monthly installments of $1,307 beginning November 1, 2018. As of October 31, 2018, $4,253 in principal payments had been paid. During the three months ending October 31, 2018 the Company recorded accrued interest of $818.	23,747	28,000

Total	71,947	76,200

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	October 31,	July 31,
	2018	2018

On May 9, 2017, we entered into a convertible promissory note pursuant to which we borrowed $92,500. The note carries an original issue discount of 7.5% ($7,500). Interest under the convertible promissory note is 6% per annum, and the principal and all accrued but unpaid interest is due on May 9, 2018. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 65% of the lowest closing market price of our common stock during the previous 20 days to the date of the notice of conversion. The Company recorded a debt discount in the amount of $92,500 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.

Further, the Company recognized a derivative liability of $170,560 and an initial loss of $78,060 based on the Black-Scholes pricing model. During the three months ending October 31, 2018, the Company recorded a loss on derivative liability of $25,347.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $78,966 and $21,034 during the years ended July 31, 2018 and 2017, respectively.	92,500	92,500
Original issue discount	7,500	7,500
Unamortized debt discount	-	-
Total, net of unamortized discount	100,000	100,000

Total	$100,000	$100,000

Derivative liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model.

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of July 31, 2018, and October 31, 2018:

Amount
Balance July 31, 2017	$146,229
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt settlement	-
Change in fair market value of derivative liabilities	(86,444)
Balance July 31, 2018	$59,785
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt settlement	-
Change in fair market value of derivative liabilities	25,347
Balance October 31, 2018	$85,132

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and October 31, 2018:

Fair value assumptions – derivative notes:	Date of issuance	October 31, 2018
Risk free interest rate	1.14%	2.69%
Expected term (years)	1.00	0.01
Expected volatility	433.18%	232.28%
Expected dividends	0	0%

11. STOCK WARRANTS

The following is a summary of warrant activity during the year ended July 31, 2018, and three months ending October 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2017	12,500	$0.10

Warrants granted and assumed	384,250	$0.216
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, July 31, 2018	396,750	$0.213

Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, October 31, 2018	396,750	$0.213

396,750 of the warrants outstanding as of October 31, 2018 were exercisable.

12. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of October 31, 2018, and July 31, 2018, the Company had 13,003,589 and 13,003,589 shares of common stock issued and outstanding, respectively.

As of October 31, 2018, and July 31, 2018, the Company had 207,000 and 206,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of October 31, 2018, and July 31, 2018, the Company had 16,500 and 16,500 shares of Series B Preferred Stock issued and outstanding, respectively.

On December 7, 2018, the Financial Industry Regulatory Authority ("FINRA") announced the Company's 1:10 reverse stock split of the Company's common stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Series A Preferred Stock

On January 24, 2017, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series A Preferred Stock,” consisting of three million (300,000) shares, par value $0.001.

Under the Certificate of Designation, holders of the Series A Preferred Stock are entitled at their option to convert their preferred shares into common stock at a conversion rate of one hundred (10) shares of common stock for every one (1) share of Series A Preferred Stock. The holders are further entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (10) votes for each share held. The holders are entitled to equal rights with our common stockholders as it relates to liquidation preference.

Series B Preferred Stock

On May 12, 2017, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series B Preferred Stock,” consisting of up to one hundred twenty thousand (12,000) shares, par value $0.001. On June 5, 2017, the Company amended the designation to increase the number of shares of Series B Preferred Stock to one hundred sixty-five thousand (16,500) shares, par value $0.001.

Under the Certificate of Designation, as amended, holders of Series B Preferred Stock are entitled to a liquidation preference on the stated value of $1.00 per share. The shares carry a mandatory conversion provision, and all shares of Series B Preferred Stock will be redeemed by the Company one year from issuance, at a variable conversion rate equal to the stated price of $1.00 divided by the prior day’s closing price as quoted on OTC Markets. Holders of Series B Preferred Stock are not entitled to any voting or dividend rights.

Issuances of Common and Preferred Stock for the three months ended October 31, 2018

On August 27, 2018, the Company agreed to issue 1,000 shares of the Company's Series A Preferred Stock to a consultant for services rendered. The shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $3.148 per common share or $314.80 per preferred share or $314,800.

Common Stock Payable as of October 31, 2018

Shares payable for services

On December 16, 2017, the Company agreed to issue 16,250 shares of common stock to a consultant. The shares were fair valued at $48,263 at the date of grant. As of October 31, 2018, the shares had not yet been issued.

On June 1, 2018, the Company agreed to issue 5,000 shares of common stock to a consultant. The shares were fair valued at $17,550 at the date of grant. The shares vested immediately upon issuance. As of October 31, 2018, the shares had not yet been issued.

On September 28, 2018, the Company agreed to issue 50,000 shares of common stock to a consultant. The shares were fair valued at $35,000 at the date of grant. The shares vested immediately upon issuance. As of October 31, 2018, the shares had not yet been issued.

Shares payable for private placements

On March 5, 2018, the Company received $25,000 from an investor pursuant to a private placement agreement with the investor to purchase 6,250 shares of the Company’s common stock and 6,250 warrants to purchase shares of the Company’s common stock at $0.20 per shares for a period of three years. As of October 31, 2018, the shares had not yet been issued.

On April 6, 2018, the Company received $40,000 from an investor pursuant to a private placement agreement with the investor to purchase 10,000 shares of the Company’s common stock and 25,000 warrants to purchase shares of the Company’s common stock at $0.20 per shares for a period of five years. As of October 31, 2018, the shares had not yet been issued.

Shares payable for debt settlement

On March 31, 2018, the Company and a lender agreed to settle a $30,000 promissory note and associated accrued interest of $3,473. The Company agreed to issue 9,500 shares of the Company’s common stock and warrants to purchase 19,500 shares of the Company’s common stock at $0.20 for a three-year term. In return for the consideration the Lender agreed to release the Company from all amounts owed. As of October 31, 2018, the shares had not yet been issued.

13. COMMITMENTS AND CONTINGENCIES

The Company does not own any real property. Currently the Company leases approximately 750 square feet of 1,300 shared mixed-use office and living space in San Diego, California, at a monthly rent of $3,300, of which 50% is reimbursed by our CEO, Mr. Romanek, for his personal shared use of the space. The lease includes all utilities and is effective until January 31, 2019. There is no obligation for the landlord to continue to lease the Company the space on the same terms after January 31, 2019.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2018, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

On November 29, 2018, the Company agreed to issue 12,500 shares of common stock and 20,000 non-cashless warrants to purchase shares of the Company’s common stock for two years at a strike price of $0.05 to a consultant. The shares and warrants vested immediately upon issuance.

On November 29, 2018, the Company agreed to issue 15,000 shares of common stock and 20,000 non-cashless warrants to purchase shares of the Company’s common stock for two years at a strike price of $0.05 to a consultant. The shares and warrants vested immediately upon issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

THC Therapeutics, Inc. (the “Company”), was incorporated in the State of Nevada on May 1, 2007, as Fairytale Ventures, Inc., and later changed its name to Aviation Surveillance Systems, Inc. and Harmonic Energy, Inc. On January 23, 2017, the Company changed its name to THC Therapeutics, Inc. On January 17, 2018, the Company changed its name to Millennium Blockchain Inc. On September 28, 2018, the Company changed its name back to THC Therapeutics, Inc. THC Therapeutics, Inc., together with its subsidiaries, is collectively referred to herein as the “Company,” and “THC Therapeutics.”

The Company is focused on developing a sanitizing herb dryer, the dHydronator®, which has been specifically designed for drying and sanitizing freshly harvested cannabis, and other herbs, flowers, and tea leaves.

Corporate History

THC Therapeutics, Inc., was incorporated in the State of Nevada on May 1, 2007, as Fairytale Ventures, Inc., and later changed its name to Aviation Surveillance Systems, Inc. and Harmonic Energy, Inc. On January 23, 2017, the Company changed its name to THC Therapeutics, Inc. On May 30, 2017, the Company formed Genesis Float Spa LLC, a wholly-owned subsidiary, to market its float spa assets purchased for wellness centers. On January 17, 2018, the Company changed its name to Millennium BlockChain Inc. On September 28, 2018, the Company changed its name back to THC Therapeutics, Inc.

The Company’s fiscal year end is July 31st, its telephone number is (702) 602-8422, and the address of its principal executive office is 11700 W Charleston Blvd #73, Las Vegas, Nevada, 89135.

Description of Business

The Company is primarily focused on operations in the wellness industry. The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents pending. This innovative, laboratory-proven product is specifically designed for drying and sanitizing freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. Additionally, after the Company has launched the dHydronator®, and depending on available funding, the Company intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs.

Previously, the Company had also been focused on seeking partnerships and investments in the blockchain technology industry, and making strategic investments in the equity of target companies and their tokens. In September of 2018, the Company assessed the current regulatory environment regarding companies focused on investing in cryptocurrencies and other digital assets, as well as the progress of the Company’s 20 separate patent claims for the Company’s sanitizing herb dryer, and the Company determined that it would refocus its efforts on developing the Company’s dHydronator sanitizing herb dryer.

Wellness Operations

THC Therapeutics is focused on the wellness industry, with plans to develop a patent-pending herb dryer as well as an innovative float spa facility in Las Vegas, Nevada, or southern California.

The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents pending. This innovative, laboratory-proven product is specifically designed for drying and sanitizing freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks.

The Company has a functioning prototype of the dHydronator®, and if the Company is issued a patent by the United States Patent and Trademark Office, and if the Company has sufficient funds available, the Company plans to source parts for serial manufacturing and negotiate and secure serial manufacturing and assembly. The Company also plans to hire sales and marketing staff as funds are available.

Additionally, on May 12, 2017, the Company entered into an asset purchase agreement with a third party under which it acquired four (4) float spa units and associated equipment. With the acquisition of these assets, the Company intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs.

Legacy Crypto-Related Assets

The Company had previously focused some of its efforts on seeking partnerships with blockchain technology companies (each a “Target Company”). During calendar 2018, the Company issued shares of its common stock and preferred stock to three Target Companies (see “BurstIQ”, “ImpactPPA”, and “Robot Cache” below) in exchange for rights to tokens and/or equity purchase rights in the Target Companies. We have not received, and we may never receive any tokens or equity of any of the Target Companies, and even if we do, we plan to hold any such assets as a long-term investment.

BurstIQ

BurstIQ Analytics Corporation (“BurstIQ”) is a healthcare data company serving major healthcare institutions, OEM data partners, unions, government agencies and sovereign nations.

On or about April 19, 2018, the Company acquired (i) the right to a number of BurstIQ’s BIQ tokens equal to $2.5 million divided by a 35% discount to the maximum price per token sold by BurstIQ during its network launch, and (ii) the right to a number of shares of BurstIQ’s preferred stock which will be sold in a subsequent equity financing equal to $2.5 million divided by a $6.50 price per share, or approximately 384,615 shares of preferred stock (which we estimated to constitute approximately a 2.96% equity stake in BurstIQ), in consideration of the issuance of 5,000,000 shares of the Company’s common stock to BurstIQ.

As of July 31, 2018, the Company performed an impairment analysis of the carrying value of its rights to BurstIQ tokens. As part of its impairment analysis, the Company determined that the deadline for the network launch to occur pursuant to the SAFT had passed, and the Company was unable to determine with a degree of certainty whether the tokens would be issued, and if they were going to be issued, the timing and value of the tokens to be received. As a result of the uncertainty, the Company deemed the rights to Burst IQ tokens to be impaired as of July 31, 2018, and recorded an impairment of $1,564,000. Similarly, as of July 31, 2018, the Company performed an impairment analysis of the carrying value of the its rights to BurstIQ equity. As part of its impairment analysis, the Company attempted to determine the date of a triggering equity financing. The Company was unable to determine with a degree of certainty when an equity financing would occur, and the timing and value of any BurstIQ equity that the Company would potentially receive. As a result of the uncertainty, the Company deemed the rights to BurstIQ equity to be impaired as of July 31, 2018, and recorded an impairment of $1,564,000.

On October 31, 2018, BurstIQ sent a letter to the Company stating that they considered its agreements with the Company rescinded, which the Company has contested.

ImpactPPA

ImpactPPA Limited (“ImpactPPA”) has designed an Ethereum-based decentralized energy platform to potentially transform the global energy finance industry.

On or about June 14, 2018, the Company acquired the rights to $4,500,000 of ImpactPPA’s MPQ tokens in consideration of the Company’s issuance of 60,000 shares of the Company’s Series A Preferred Stock to ImpactPPA (with each share of Series A Preferred Stock convertible into 100 shares of the Company’s common stock at the holder’s election). At the time of ImpactPPA’s network launch, the Company will receive $3,000,000 of MPQ tokens, three months after the launch, the Company will be issued an additional $750,000 in tokens, and six months after the launch, the Company will receive the other $750,000 in tokens.

As of July 31, 2018, the Company performed an impairment analysis of the carrying value of the its right to ImpactPPA tokens and equity. As part of its impairment analysis, the Company requested confirmation of the dates of offering of the ImpactPPA tokens per the rights agreements held by the Company. The Company’s rights to acquire equity of ImpactPPA expired on or about October 14, 2018. As of November 15, 2018, the Company had not received the tokens or equity of ImpacctPPA. The Company was unable to determine with a degree of certainty whether the tokens would be issued, and if they were going to be issued, the timing and value of the tokens to be received. As a result of the uncertainty the Company deemed the rights to Impact PPA tokens and equity to be impaired as of July 31, 2018, and recorded an impairment of $2,094,000.

Robot Cache

Robot Cache, S.L. (“Robot Cache”) is the first decentralized PC video game distribution platform with a revolutionary digital resale model designed to utilize the blockchain.

On July 31, 2018, the Company (i) acquired the rights to 10,536,315 IRON cryptographic tokens from Robot Cache, and (ii) a right of first refusal to purchase up to 3% of the capital stock of Robot Cache in a subsequent equity financing, in consideration of the Company’s issuance of 6,000,000 shares of the Company’s common stock to Robot Cache, and non-cashless warrants to purchase 3,000,000 shares of the Company’s common stock on the below-described terms (the “Warrants”). The Warrants are exercisable through the earlier of July 31, 2021, and the date that is 30 days after the date that the 5-day volume-weighted average price of the Company’s common stock exceeds the exercise price for the Warrants by 25%. The exercise price for the Warrants is staggered as follows: 500,000 shares at $0.75/share, 500,000 shares at $1.00/share, 500,000 shares at $1.50/share, 500,000 shares at $2.00/share, and 1,000,000 shares at $5.00/share. As of November 15, 2018, the Company had not received the tokens or equity of Robot Cache.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ending October 31, 2018 and 2017, and related management discussion, filed by the Company in its General Form for Registration of Securities on Form 10/A, Amendment No. 2, filed with the United States Securities and Exchange Commission (the “SEC”) on December 17, 2018.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

On December 7, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:10 reverse stock split of the Company's common stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $9,832,928 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net Loss from Operations

The Company had a net loss of $438,856 for the three months ended October 31, 2018, as compared to a net loss of $134,326 for the three months ended October 31, 2017.

Liquidity and Capital Resources

At October 31, 2018, we had no cash on hand and an accumulated deficit of $9,832,928. Our primary source of liquidity has been from borrowing from related parties and third parties, and the sale of common stock. As of October 31, 2018, the Company owed $175,061 in outstanding related party notes, with $10,563 in accrued interest on those notes, and $171,947 in outstanding notes due to outside parties, with $9,953 in accured interest on these notes.

Net cash used in operating activities was $13,049 during the three months ended October 31, 2018.

Net cash used in investing activities was $1,195 during the three months ended October 31, 2018.

Net cash provided by financial activities was $11,275 during the three months ended October 31, 2018.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans, third party loans, and cash from the issuance of common stock.

Working Capital

We had current assets of $0 and current liabilities of $661,677, resulting in working capital deficit of $661,677 at October 31, 2018.

Results of Operations for the three months ended October 31, 2018, compared with the three months ended October 31, 2017

Revenues

We had no revenue during the three months ended October 31, 2018, as we are still developing our sanitizing herb dryer product.

Operating and Administrative Expenses

Operating expenses increased by $303,124, from $104,612 in the three months ended October 31, 2017, to $407,736 in the three months ended October 31, 2018. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, bank charges, advertising, press releases, postage and delivery expense, travel expense and the dues and subscriptions, decreased by $4,550, from $22,371 in the three months ended October 31, 2017, to $17,821 in the three months ended October 31, 2018. Professional fees, made up of accounting and legal fees, decreased by $6,691, from $19,796 in the three months ended October 31, 2017, to $13,105 in the three months ended October 31, 2018. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees made up primarily of consulting fees and stock based compensation to consultants,increased by $293,732, from $56,068 in the three months ended October 31, 2017, to $349,800 in the three months ended October 31, 2018. The bulk of the increase was mainly the result of increased stock based compensation issued in the quarter ending October 31, 2018 as compared to the same period in 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) (who is also our chief financial officer (“CFO”)), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our CEO and CFO also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

During the period, we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. The Company does not have an Audit Committee to oversee management activities, and the Company is dependent on third party consultants for the financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

On October 31, 2018, BurstIQ Analytics Corporation sent a letter to the Company stating that they considered its agreements with the Company rescinded, which the Company has contested.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2018, the Company agreed to issue 1,000 shares of the Company's Series A Preferred Stock to a consultant for services rendered. The shares were deemed fully earned at the date of grant. These shares were issued with restrictive legends (stating that the shares have not been registered and cannot be transferred unless registered under the Securities Act of 1933 or unless an exemption from registration is available) pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and/or upon Rule 506(b) of Regulation D promulgated under the Securities Act of 1933 as there was no general solicitation and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1	Bylaws (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.2	Articles of Incorporation filed May 1, 2007 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.3	Articles of Amendment filed January 23, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.4	Articles of Amendment filed January 17, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.5	Certificate of Designation for Series A Preferred Stock filed January 24, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.6	Certificate of Designation for Series B Preferred Stock May 12, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.7	Amended Certificate of Designation for Series B Preferred Stock filed June 5, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.8	Articles of Amendment filed September 28, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.1	Asset Purchase Agreement with Brandon Romanek dated January 20, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.2	Asset Purchase Agreement with Urban Oasis Float Center, LLC dated June 1, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.3	Simple Agreement for Future Equity with BurstIQ Analytics Corporation dated March 31, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.4	Simple Agreement for Future Tokens with BurstIQ Analytics Corporation dated March 31, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.5	MPQ Tokens Purchase Agreement with ImpactPPA Limited dated May 8, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.6	Employment Agreement with Brandon Romanek dated November 1, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.7	Common Stock Purchase Agreement with Robot Cache, S.L. dated July 31, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

21.	Subsidiaries (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THC THERAPEUTICS, INC.

Date: December 18, 2018	By:	/s/ Brandon Romanek
Brandon Romanek
CEO

