Form 10-Q
period 2019-01-31
THC Therapeutics, Inc.
filed 2019-03-15
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "emerging growth company"and smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2019, the Company had 13,107,190 shares of common stock outstanding.

THC THERAPEUTICS, INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2019	July 31, 2018
ASSETS
Current assets
Cash	$32,499	$2,969
Prepaid expenses	1,700	-
Total current assets	34,199	2,969

Fixed Assets	47,633	58,297
Intangible Assets	27,262	28,287
Rights to Robotcache Coins	-	2,429,981

Total assets	109,094	2,519,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$152,325	$178,165
Accrued liabilities due to related parties	115,019	7,728
Advances from related parties	150,007	159,566
Notes payable	48,200	76,200
Convertible Notes payable, net	115,385	100,000
Derivative liability	1,007,806	59,785
Total current liabilities	1,588,742	581,444

Total liabilities	1,588,742	581,444

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 13,107,190 and 13,003,589 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	13,107	13,004
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 222,500 and 223,500 series A and B shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 207,000 and 200,000 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	207	206
Preferred B stock; $0.001 par value; 16,500 shares authorized; 16,500 and 16,500 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	17	17
Stock payable	247,800	190,245
Additional paid-in capital	11,635,570	11,128,690
Accumulated deficit	(13,376,349)	(9,394,072)
Total stockholders' equity (deficit)	(1,479,648)	1,938,090

Total liabilities and stockholders' equity (deficit)	$109,094	$2,519,534

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	42,307	3,348	55,412	23,144
Consulting fees	164,083	66,087	513,883	122,155
Payroll expense	20,569	20,568	41,137	20,568
General and administrative expenses	33,837	44,678	51,658	67,049
Depreciation and amortization	6,442	6,422	12,884	12,799
Total operating expenses	267,238	141,103	674,974	245,715

Loss from operations	(267,238)	(141,103)	(674,974)	(245,715)

Other income (expense)
Gain/(loss) on change in derivative liability	(788,174)	28,674	(813,521)	28,001
Gain/(loss) on settlement of debts	(37,500)	-	(37,500)	-
Impairment expense	(2,429,981)	-	(2,429,981)	-
Interest Expense	(20,528)	(30,852)	(26,301)	(59,893)
Total other income (expense)	(3,276,183)	(2,178)	(3,307,303)	(31,892)

Net income (loss)	$(3,543,421)	$(143,281)	$(3,982,277)	$(277,607)

Basic income (loss) per common share	$(0.27)	$(0.01)	$(0.31)	$(0.02)

Basic weighted average common shares outstanding	13,074,816	11,878,589	13,039,598	11,878,524

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(UNAUDITED)

	For the Three Months Ended
	January 31, 2019	January 31, 2018
Cash Flows from Operating Activities
Net loss	$(3,982,277)	$(277,607)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	813,521	(28,001)
Initial loss on derivative liability	154,920	-
Impairment expense	2,429,981	-
Amortization of original issue discount	-	3,781
Amortization of debt discount	15,385	49,277
Stock based compensation	513,705	109,340
Depreciation and amortization	12,884	12,799
Inputed interest	1,214	-
Loss on settlement of debts	37,500	-
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	3,208
Increase in prepaid assets	(1,700)
Increase (decrease) in accounts payable	(24,467)	10,149
Increase (decrease) in accounts payable related party	107,291	23,261
Net cash from operating activities	(76,963)	(93,793)

Cash Flows from investing
Purchase of intangible assets	(1,195)	(532)
Net cash used in investing activities	(1,195)	(532)

Cash Flows from Financing Activities
Proceeds from related party debts	62,554	114,938
Payments on related party debts	(72,113)	(34,123)
Proceeds of convertible loans, net	134,500	-
Proceeds from loans	-	30,000
Payments on loans	(17,253)	(6,800)
Net cash from financing activities	107,688	104,015

Net increase (decrease) in Cash	29,530	9,690

Beginning cash balance	2,969	187

Ending cash balance	$32,499	$9,877

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

THC THERAPUETICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDTED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – THC Theraputics, Inc., (referred to as the “Company”) is focused developing its patented product, the dHydronator®, a sanitizing herb dryer. The main function of the dHydronator is to greatly accelerate the drying time of a herb while sanitizing it. The dHydronator can be used to dry a variety of herbs, but it has been specifically tested for use with cannabis, and it can reduce the drying time for cannabis from 10-14 days to less than 14 hours.

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

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $13,376,349 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $32,499 and $2,969 in cash and cash equivalents as of January 31, 2019, and July 31, 2018, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of January 31, 2019, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ended January 31, 2019 and 2018 the Company recorded an impairment expense of $2,429,981 and $0, respectively.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended January 31, 2019 and 2018, totaled $513,705 and $109,340, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $25,238 and $10,834 during the six months ended of January 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2019-02 and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of January 31, 2019, and July 31, 2018:

	January 31, 2019	July 31, 2018
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(39,999)	(29,335)
Fixed assets, net	$47,633	$58,297

Depreciation expense for the six months ended January 31, 2019, and 2018, was $10,664 and $10,087, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of January 31, 2019, and July 31, 2018:

	January 31, 2019	July 31, 2018
Patents and patents pending	$19,699	$18,504
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(8,810)	(6,590)
Intangible assets, net	$27,262	$28,287

Amortization expense for the six months ended January 31, 2019, and 2018, was $2,220 and $2,180 respectively.

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

During the quarter ending January 31, 2019, the Company was notified that due to Robot Cache’s regulatory constraints, the Company would not be receiving Robot Cache tokens. Robot Cache expressed an intent to restructure the investment with a replacement equity instrument. The Company was unable to determine with any certainty the value of the replacement equity instrument that may be issued; as a result, the Company has impaired the Robot Cache rights in full, and an impairment expense of $2,429,981 was recorded.

7. ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and a shareholder, a relative of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of January 31, 2019:

	Principal as of	Six months ending January 31, 2019		Principal as of	Accrued interest balance As of
	July 31, 2018	Funds advanced	Funds repaid	January 31, 2019	January 31, 2019
B. Romanek, President and CEO	$96,023	$55,704	$(72,113)	$79,614	$9,029
Shareholder Relative of our President and CEO	63,543	6,850	-	70,363	3,148
TOTAL	$159,566	$62,554	$(72,113)	$150,007	$12,177

8. RELATED PARTY TRANSACTIONS

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred. During the six months ending January 31, 2019, the Company accrued $41,136 due to Mr. Romanek related to this agreement. As of January 31, 2019, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment totaling $102,842.

9. NOTES PAYABLE

Notes Payable at consists of the following:	January 31,	July 31,
	2019	2018
On May 12, 2017, the Company issued a $60,000 promissory note; the note carries no interest rate and is payable in monthly installments of $5,000. As of January 31, 2019, $11,800 in principal payments had been paid. The Company imputed interest at a rate of 5%; during the six months ending January 31, 2019, the Company recorded imputed interest of $1,214.	48,200	48,200

On July 3, 2018, the Company issued a $28,000 promissory note; the note carries an interest rate of 12% and is payable in 24 monthly installments of $1,307 beginning November 1, 2018. As of January 31, 2019, $17,253 in principal payments had been paid. During the six months ending January 31, 2019, the Company recorded interest expense of $1,115 during the six months ended January 31, 2019.

On January 4, 2018, the Company settled all outstanding principal and interest through the execution of settment agreement in which the Company agreed to issue the debtholder 99,880 shares of the Company’s common stock. The fair value of the shares was $49,620; a loss on settlement of debt of $37,500 was recorded as a result of the debt settlement.	-	28,000

Total	42,800	76,200

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	January 31,	July 31,
	2019	2018

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

Further, the Company recognized a derivative liability of $170,560 and an initial loss of $78,060 based on the Black-Scholes pricing model. During the six months ending January 31, 2019, the Company recorded a loss on derivative liability of $233,551.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $78,966 and $21,034 during the years ended July 31, 2018 and 2017, respectively.

	92,500	92,500

Original issue discount	7,500	7,500
Unamortized debt discount	-	-
Total, net of unamortized discount	100,000	100,000

On January 4, 2019, we entered into a convertible promissory note pursuant to which we borrowed $150,000, net of debt issuance costs of $15,500 resulting in the Company receiveing $134,500. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on October 3, 2019. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 50% of the lowest trading price of our common stock during the previous 20 days to the date of the notice of conversion. The Company recorded a debt discount in the amount of $150,000 in connection with the initial valuation of the derivative liability of the Note. The debt discount will be amortized over the term of the Note.

Further, the Company recognized a derivative liability of $289,420 and an initial loss of $154,920 based on the Black-Scholes pricing model. During the six months ending January 31, 2019, the Company recorded an additional loss on derivative liability of $510,182.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $15,385 six months ended January 31, 2019.

	150000	-
Unamortized debt discount	(134,615)	-
Total, net of unamortized discount	15,385	-

Total	$115,385	$-

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of July 31, 2018, and January 31, 2019:

Amount
Balance July 31, 2017	$146,229
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt settlement	-
Change in fair market value of derivative liabilities	(86,444)
Balance July 31, 2018	$59,785
Debt discount originated from derivative liabilities	-
Initial loss recorded	154,920
Adjustment to derivative liability due to debt settlement	-
Change in fair market value of derivative liabilities	793,101
Balance January 31, 2019	$1,007,806

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and January 31, 2019:

Fair value assumptions – derivative notes:	Date of issuance	January 31, 2019
Risk free interest rate	1.14-2.57%	2.55%
Expected term (years)	1.00-0.75	0.90-0.01
Expected volatility	390.76-433.18%	427.05%
Expected dividends	0	0

11. STOCK WARRANTS

The following is a summary of warrant activity during the year ended July 31, 2018, and three months ending January 31, 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2017	12,500	$10.00

Warrants granted and assumed	384,250	$21.60
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, July 31, 2018	396,750	$21.30

Warrants granted and assumed	190,000	3.91
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, January 31, 2019	586,750	$19.16

586,750 of the warrants outstanding as of January 31, 2019 were exercisable.

On January 4, 2019, the Company issued stock warrants to purchase 150,000 shares of its common stock to a lender as part of a financing agreement. The warrants have a strike price of $1.00. The stock warrants are exercisable any time after issuance and have a life of 5 years. The value the warrants is embedded in the debt discount of the associated convertible promissory note. The valuation of the debt discount associated with the warrants was $74,699 which was made using the following assumptions: stock price at grant: $0.50; exercise price: $1.00; term: 5 years; risk-free interest rate: 2.49%; volatility: 391%.

On November 29, 2018, Company issued 20,000 stock warrants to a consultant for services. The stock warrants were valued at $19,954 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $1.01; exercise price: $5.00; term: 2 years; risk-free interest rate: 2.81%; volatility: 394%.

On November 29, 2018, Company issued 20,000 stock warrants to a consultant for services. The stock warrants were valued at $19,954 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $1.01; exercise price: $5.00; term: 2 years; risk-free interest rate: 2.81%; volatility: 394%.

12. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of January 31, 2019, and July 31, 2018, the Company had 13,107,190 and 13,003,589 shares of common stock issued and outstanding, respectively.

As of January 31, 2019, and July 31, 2018, the Company had 207,000 and 206,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of January 31, 2019, and July 31, 2018, the Company had 16,500 and 16,500 shares of Series B Preferred Stock issued and outstanding, respectively.

The Company also has 246,930 shares payable in relation to prior agreements which were valued based upon their respective agreement dates at $247,800.

On December 7, 2018, the Financial Industry Regulatory Authority ("FINRA") announced the Company's 1:10 reverse stock split of the Company's common stock and preferred stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Series A Preferred Stock

On January 24, 2017, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series A Preferred Stock,” consisting of three million (3,000,000) shares, par value $0.001.

Under the Certificate of Designation, holders of the Series A Preferred Stock are entitled at their option to convert their preferred shares into common stock at a conversion rate of one hundred (100) shares of common stock for every one (1) share of Series A Preferred Stock. The holders are further entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. The holders are entitled to equal rights with our common stockholders as it relates to liquidation preference.

Series B Preferred Stock

On May 12, 2017, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series B Preferred Stock,” consisting of up to one hundred twenty thousand (120,000) shares, par value $0.001. On June 5, 2017, the Company amended the designation to increase the number of shares of Series B Preferred Stock to one hundred sixty-five thousand (165,000) shares, par value $0.001.

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

Issuances of Common and Preferred Stock for the six months ended January 31, 2019

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

Shares issued and payable for services

On December 16, 2017, the Company agreed to issue 16,250 shares of common stock to a consultant. The shares were fair valued at $48,263 at the date of grant. The shares are fully vested. The 16,200 shares were issued during the six months ended January 31, 2019. 50 shares remain payable to the consultant.

On June 1, 2018, the Company agreed to issue 5,000 shares of common stock to a consultant. The shares were fair valued at $17,550 at the date of grant. The shares vested immediately upon issuance. The shares were issued during the six months ended January 31, 2019.

On September 28, 2018, the Company agreed to issue 50,000 shares of common stock to a consultant. The shares were fair valued at $35,000 at the date of grant. The shares vested immediately upon issuance. The shares were issued during the six months ended January 31, 2019.

On November 28, 2018, the Company agreed to issue 25,000 shares of common stock to a consultant. The shares were fair valued at $26,225 at the date of grant. The shares vested immediately upon issuance. As of January 31, 2019, the shares had not yet been issued.

On November 29, 2018, the Company agreed to issue 15,000 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a consultant. The shares and warrants were fair valued at $35,089 at the date of grant. The shares vested immediately upon issuance. 12,500 shares were issued during the six months ended January 31, 2019, and 2,500 shares remain payable to the Consultant.

On November 29, 2018, the Company agreed to issue 12,500 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a consultant. The shares and warrants were fair valued at $32,567 at the date of grant. The shares vested immediately upon issuance. The 12,500 shares were issued during the six months ended January 31, 2019.

On January 29, 2019, the Company agreed to issue 100,000 shares of common stock to a consultant. The shares were fair valued at $70,000 at the date of grant. The shares vested immediately upon issuance. As of January 31, 2019, the shares had not yet been issued.

Shares issued and payable for private placements

On March 5, 2018, the Company received $25,000 from an investor pursuant to a private placement agreement with the investor to purchase 6,250 shares of the Company’s common stock and 6,250 warrants to purchase shares of the Company’s common stock at $2.00 per share for a period of three years. The shares were issued during the six months ended January 31, 2019.

On April 6, 2018, the Company received $40,000 from an investor pursuant to a private placement agreement with the investor to purchase 10,000 shares of the Company’s common stock and 25,000 warrants to purchase shares of the Company’s common stock at $2.00 per share for a period of five years. As of January 31, 2019, the shares had not yet been issued.

Shares payable for debt settlement

On March 31, 2018, the Company and a lender agreed to settle a $30,000 promissory note and associated accrued interest of $3,473. The Company agreed to issue 9,500 shares of the Company’s common stock and warrants to purchase 19,500 shares of the Company’s common stock at $0.20 for a three-year term. In return for the consideration, the Lender agreed to release the Company from all amounts owed. As of January 31, 2019, the shares had not yet been issued.

On January 4, 2019, the Company and a lender agreed to settle a $10,747 promissory note and associated accrued interest of $1,373. The Company agreed to issue 99,880 shares of the Company’s common stock. In return for the consideration the Lender agreed to release the Company from all amounts owed. As of January 31, 2019, the shares had not yet been issued.

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

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2019, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Description of Business

The Company is primarily focused on operations in the wellness industry. The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven product is specifically designed for drying and sanitizing freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. Additionally, after the Company has launched the dHydronator®, and depending on available funding, the Company intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs.

Previously, the Company had also been focused on seeking partnerships and investments in the blockchain technology industry, and making strategic investments in the equity of target companies and their tokens. In September of 2018, the Company assessed the current regulatory environment regarding cryptocurrencies and other digital assets, as well as the progress of the Company’s 20 separate patent claims for the Company’s sanitizing herb dryer, and the Company determined that it would refocus its efforts on developing the Company’s dHydronator sanitizing herb dryer.

Wellness Operations

THC Therapeutics is focused on the wellness industry, with plans to develop a patented herb dryer as well as an innovative float spa facility in Las Vegas, Nevada, or southern California.

The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven product is specifically designed for drying and sanitizing freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks.

The Company has a functioning prototype of the dHydronator®, and which is now protected by a patent with the United States Patent and Trademark Office, and once the Company has sufficient funds available, the Company plans to source parts for serial manufacturing and negotiate and secure serial manufacturing and assembly. The Company also plans to hire sales and marketing staff as funds are available.

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

BurstIQ

BurstIQ Analytics Corporation (“BurstIQ”) is a healthcare data company. On or about April 19, 2018, the Company acquired (i) the right to a number of BurstIQ’s BIQ tokens equal to $2.5 million divided by a 35% discount to the maximum price per token sold by BurstIQ during its network launch, and (ii) the right to a number of shares of BurstIQ’s preferred stock which would be sold in a subsequent equity financing equal to $2.5 million divided by a $6.50 price per share, or approximately 384,615 shares of preferred stock (which we estimated to constitute approximately a 2.96% equity stake in BurstIQ), in consideration of the issuance of 500,000 shares of the Company’s common stock to BurstIQ.

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

On October 31, 2018, BurstIQ sent a letter to the Company stating that they considered its agreements with the Company rescinded, which the Company contested. On December 20, 2018, the Company was served a complaint filed by BurstIQ in Colorado District Court (Case No. 2018CV34649, BurstIQ Analytics Corporation v. THC Therapeutics, Inc. f/k/a Millennium Blockchain, Inc.) seeking damages and rescission of the agreements. On February 14, 2019, the Company filed its answer to the complaint, denying BurstIQ’s substantive allegations.

ImpactPPA

ImpactPPA Limited (“ImpactPPA”) designed an Ethereum-based decentralized energy platform to potentially transform the global energy finance industry.

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

As of July 31, 2018, the Company performed an impairment analysis of the carrying value of the its right to ImpactPPA tokens and equity. As part of its impairment analysis, the Company requested confirmation of the dates of offering of the ImpactPPA tokens per the rights agreements held by the Company. The Company’s rights to acquire equity of ImpactPPA expired on or about October 14, 2018. As of November 15, 2018, the Company had not received the tokens or equity of ImpacctPPA. The Company was unable to determine with a degree of certainty whether the tokens would be issued, and if they were going to be issued, the timing and value of the tokens to be received. As a result of the uncertainty, the Company deemed the rights to Impact PPA tokens and equity to be impaired as of July 31, 2018, and recorded an impairment of $2,094,000.

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

During the quarter ending January 31, 2019, the Company was notified that due to Robot Cache’s regulatory constraints, the Company would not be receiving Robot Cache tokens. Robot Cache expressed an intent to restructure the investment with a replacement equity instrument. The Company was unable to determine with any certainty the value of the replacement equity instrument that may be issued, As a result, the Company has impaired the Robot Cache rights in full, and an impairment expense of $2,429,981 was recorded.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and six months ending January 31, 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

On December 7, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:10 reverse stock split of the Company's common stock and preferred stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $13,376,349 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net Loss from Operations

The Company had a net loss of $3,982,277 for the six months ended January 31, 2019, as compared to a net loss of $277,607 for the six months ended January 31, 2018.

Liquidity and Capital Resources

At January 31, 2019, we had $32,499 of cash on hand and an accumulated deficit of $13,376,349. Our primary source of liquidity has been from borrowing from related parties and third parties, and the sale of common stock. As of January 31, 2019, the Company owed $150,007 in outstanding related party notes, with $12,177 in accrued interest on those notes, and $298,200 in outstanding notes due to outside parties, with $11,500 in accrued interest on these notes.

Net cash used in operating activities was $126,044 during the six months ended January 31, 2019.

Net cash used in investing activities was $1,195 during the six months ended January 31, 2019.

Net cash provided by financial activities was $107,688 during the six months ended January 31, 2019.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans, third party loans, and cash from the issuance of common stock.

Working Capital

We had current assets of $34,199 and current liabilities of $1,588,742, resulting in working capital deficit of $1,554,543 at January 31, 2019.

Results of Operations for the three months ended January 31, 2019, compared with the three months ended January 31, 2018

Revenues

We had no revenue during the three months ended January 31, 2019, as we are still developing our sanitizing herb dryer product.

Operating and Administrative Expenses

Operating expenses increased by $126,135, from $141,103 in the three months ended January 31, 2018, to $267,238 in the three months ended January 31, 2019. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, bank charges, advertising, press releases, postage and delivery expense, travel expense and the dues and subscriptions, decreased by $10,841, from $44,678 in the three months ended January 31, 2018, to $33,837 in the three months ended January 31, 2019. Professional fees, made up of accounting and legal fees, increased by $38,959, from $3,348 in the three months ended January 31, 2018, to $42,348 in the three months ended January 31, 2019. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees made up primarily of consulting fees and stock based compensation to consultants, increased by $97,996, from $66,087 in the three months ended January 31, 2018, to $164,083 in the three months ended January 31, 2019. The bulk of the increase was mainly the result of increased stock based compensation issued in the quarter ending January 31, 2019, as compared to the same period in 2018.

Other Income (Expense)

Gain/(loss) on change in derivative liability increased by $816,848 during the three months ended January 31, 2019, as compared to the same period in 2018, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Gain on settlement of debts increased by $37,500 during the three months ended January 31, 2019, as compared to the same period in 2018, because the company didn’t settle any debts in the prior period. Interest expense decreased by $10,324 during the six months ended January 31, 2019, as compared to the same period in 2018, due to decrease in outstanding loans, and convertible notes during the same period. Impairment expense increased by $2,429,981 during the three months ended January 31, 2019, as compared to the same period in 2018, because the company did not impair any assets in the prior period.

Results of Operations for the six months ended January 31, 2019, compared with the six months ended January 31, 2018

Revenues

We had no revenue during the six months ended January 31, 2019, as we are still developing our sanitizing herb dryer product.

Operating and Administrative Expenses

Operating expenses increased by $429,259, from $245,715 in the six months ended January 31, 2018, to $674,974 in the six months ended January 31, 2019. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, bank charges, advertising, press releases, postage and delivery expense, travel expense and the dues and subscriptions, decreased by $15,391, from $67,049 in the six months ended January 31, 2018, to $51,658 in the six months ended January 31, 2019. Professional fees, made up of accounting and legal fees, increased by $32,268, from $23,144 in the six months ended January 31, 2018, to $55,412 in the six months ended January 31, 2019. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees made up primarily of consulting fees and stock based compensation to consultants, increased by $391,728, from $122,155 in the six months ended January 31, 2018, to $513,883 in the six months ended January 31, 2019. The bulk of the increase was mainly the result of increased stock based compensation issued in the six months ending January 31, 2019 as compared to the same period in 2018.

Other Income (Expense)

Gain/(loss) on change in derivative liability increased by $841,522 during the six months ended January 31, 2019, as compared to the same period in 2018, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Gain on settlement of debts increased by $37,500 during the six months ended January 31, 2019, as compared to the same period in 2018, because the company didn’t settle any debts in the prior period. Interest expense decreased by $33,592 during the six months ended January 31, 2019, as compared to the same period in 2018, due to decrease in outstanding loans, and convertible notes during the same period. Impairment expense increased by $2,429,981 during the six months ended January 31, 2019, as compared to the same period in 2018, because the company didn’t impair any assets in the prior period.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 31, 2018, BurstIQ Analytics Corporation sent a letter to the Company stating that they considered its agreements with the Company rescinded, which the Company contested. On December 20, 2018, the Company was served a complaint filed by BurstIQ in Colorado District Court (Case No. 2018CV34649, BurstIQ Analytics Corporation v. THC Therapeutics, Inc. f/k/a Millennium Blockchain, Inc.) seeking damages and rescission of the agreements. On February 14, 2019, the Company filed its answer to the complaint, denying BurstIQ’s substantive allegations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 28, 2018, the Company agreed to issue 25,000 shares of common stock to a consultant. The shares were fair valued at $26,225 at the date of grant. The shares vested immediately upon issuance. As of January 31, 2019, the shares had not yet been issued.

On November 29, 2018, the Company agreed to issue 15,000 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a consultant. The shares and warrants were fair valued at $35,089 at the date of grant. The shares vested immediately upon issuance. 12,500 shares were issued during the six months ended January 31, 2019, and 2,500 shares remain payable to the Consultant.

On or about January 4, 2019, the Company issued a convertible promissory note to a lender pursuant to which we borrowed $150,000, net of debt issuance costs of $15,500 resulting in the Company receiveing $134,500, and the Company issued stock warrants to purchase 150,000 shares of its common stock to the lender as part of a financing agreement. The warrants have a strike price of $1.00.

On November 29, 2018, the Company agreed to issue 12,500 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a consultant. The shares and warrants were fair valued at $32,567 at the date of grant. The shares vested immediately upon issuance. The 12,500 shares were issued during the six months ended January 31, 2019.

On January 29, 2019, the Company agreed to issue 100,000 shares of common stock to a consultant. The shares were fair valued at $70,000 at the date of grant. The shares vested immediately upon issuance. As of January 31, 2019, the shares had not yet been issued.

These securities were sold pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and/or upon Rule 506(b) of Regulation D promulgated under the Securities Act of 1933 as there was no general solicitation and the transactions did not involve a public offering.

On January 4, 2019, the Company and a lender agreed to settle a $10,747 promissory note and associated accrued interest of $1,373, by the Company issuing 99,880 shares of the Company’s common stock to the lender. In return for the consideration, the Lender agreed to release the Company from all amounts owed. As of January 31, 2019, the shares had not yet been issued.

These shares were sold pursuant to the exemption from registration requirements relying on Section 3(a)(9) of the Securities Act of 1933 as the shares were issued in exchange for debt securities of the Company held by the lender, there was no additional consideration for the exchange, and there was no remuneration for the solicitation of the exchange.

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

___________

* Filed herewith

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

THC THERAPEUTICS, INC.

Date: March 15, 2019	By:	/s/ Brandon Romanek
Brandon Romanek
CEO

