Form 10-Q
period 2019-04-30
THC Therapeutics, Inc.
filed 2019-06-14
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-55994

THC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

645 Front St., #2202

San Diego, CA 92101

(Address of principal executive offices)

(702) 602-8422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 12, 2019, the Company had 13,834,098 shares of common stock outstanding.

PLANTATION CORP.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2019	July 31, 2018
ASSETS
Current assets
Cash	$32,344	$2,969
Total current assets	32,344	2,969

Fixed Assets, net	42,475	58,297
Intangible Assets, net	26,188	28,287
Rights to Robotcache Coins	-	2,429,981

Total assets	101,007	2,519,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$195,583	$178,165
Accrued liabilities due to related parties	163,693	7,728
Advances from related parties	142,353	159,566
Notes payable	48,200	76,200
Convertible Notes payable, net	138,864	100,000
Derivative liability	349,939	59,785
Total current liabilities	1,038,632	581,444

Total liabilities	1,038,632	581,444

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 13,771,032 and 13,004,740 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	13,771	13,004
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 236,500 and 222,500 series A and B shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 220,000 and 206,000 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	220	206
Preferred B stock; $0.001 par value; 16,500 shares authorized; 16,500 and 16,500 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	17	17
Stock payable	128,180	190,245
Additional paid-in capital	34,427,625	11,128,690
Accumulated deficit	(35,507,438)	(9,394,072)
Total stockholders' equity (deficit)	(937,625)	1,938,090

Total liabilities and stockholders' equity (deficit)	$101,007	$2,519,534

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	35,424	23,192	90,836	46,336
Consulting fees	18,579,500	135,486	19,093,383	257,641
Payroll expense	46,937	20,569	88,074	41,137
General and administrative expenses	25,009	41,142	76,667	108,191
Depreciation and amortization	6,232	6,213	19,116	19,012
Total operating expenses	18,693,102	226,602	19,368,076	472,317

Loss from operations	(18,693,102)	(226,602)	(19,368,076)	(472,317)

Other income (expense)
Gain/(loss) on change in derivative liability	(3,237,594)	11,273	(4,051,115)	39,274
Gain/(loss) on settlement of debts	-	-	(37,500)	(132,234)
Impairment expense	-	-	(2,429,981)	-
Interest Expense	(200,393)	(28,729)	(226,694)	(88,622)
Total other income (expense)	(3,437,987)	(17,456)	(6,745,290)	(181,582)

Net income (loss)	$(22,131,089)	$(244,058)	$(26,113,366)	$(653,899)

Basic income (loss) per common share	$(1.66)	$(0.02)	$(1.99)	$(0.05)

Basic weighted average common shares outstanding	13,309,529	12,063,758	13,127,462	11,938,914

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(UNAUDITED)

For the Nine Months Ended April 30, 2018

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, July 31, 2017	200,000	200	16,500	17	11,878,990	11,879	3,046,707	-	(3,254,672)	(195,869)
Shares for services	-	-	-	-	25,750	26	149,137	48,263	-	197,426
Shares issued for cash investments	-	-	-	-	-	-	-	65,000	-	65,000
Imputed interest	-	-	-	-	-	-	2,121	-	-	2,121
Debt discount	-	-	-	-	-	-	7,590	-	-	7,590
Shares issued for settlement of debt	-	-	-	-	-	-	106,275	59,432	-	165,707
Shares issued for equity investments	-	-	-	-	250,000	250	1,563,750	-	-	1,564,000
Shares issued for investments in coin offerings			-	-	250,000	250	1,563,750	-	-	1,564,000
Net loss	-	-	-	-	-	-	-	-	(653,899)	(653,899)
Balance, April 30, 2018	200,000	200	16,500	17	12,404,740	12,405	6,439,330	172,695	(3,908,571)	2,716,076

For the Nine Months Ended April 30, 2019

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, July 31, 2018	206,000	206	16,500	17	13,004,740	13,005	11,128,689	190,245	(9,394,072)	1,938,090
Shares and warrants for services	14,000	14	-	-	356,200	356	19,129,900	(37,065)	-	19,093,205
Shares and warrants issued for cash investments	-	-	-	-	6,250	6	24,994	(25,000)	-	-
Settlement of derivative liabilities	-	-	-	-	304,042	304	4,092,719	-	-	4,093,023
Imputed interest	-	-	-	-	-	-	1,803	-	-	1,803
Shares issued for settlement of debt	-	-	-	-	99,800	100	49,520	-	-	49,620
Net loss	-	-	-	-	-	-	-	-	(26,113,366)	(26,113,366)
Balance, April 30, 2019	220,000	220	16,500	17	13,771,032	13,771	34,427,625	128,180	(35,507,438)	(937,625)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(UNAUDITED)

	For the Nine Months Ended
	April 30, 2019	April 30, 2018
Cash Flows from Operating Activities
Net loss	$(26,113,366)	$(653,899)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	3,591,477	(39,274)
Initial loss on derivative liabilities	459,638
Impairment expense	2,429,981	-
Amortization of original issue discount	-	5,610
Amortization of debt discount	154,932	69,185
Increase in note pricipal as a result of penalties	30,907	-
Stock based compensation	19,093,205	242,119
Depreciation and amortization	19,116	19,012
Inputed interest	1,803	2,121
Loss on settlement of debts	37,500	132,234
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	3,208
Increase in prepaid assets	-	-
Increase (decrease) in accounts payable	26,378	24,678
Increase (decrease) in accounts payable related party	155,965	44,884
Net cash from operating activities	(112,464)	(150,122)

Cash Flows from investing
Purchase of intangible assets	(1,195)	(532)
Net cash used in investing activities	(1,195)	(532)

Cash Flows from Financing Activities
Proceeds from related party debts	89,504	142,344
Payments on related party debts	(106,717)	(72,840)
Proceeds of convertible loans, net	177,500	-
Proceeds from sale of common stock and warrants	-	65,000
Proceeds from loans	-	30,000
Payments on loans	(17,253)	(11,800)
Net cash from financing activities	143,034	152,704

Net increase (decrease) in Cash	29,375	2,050

Beginning cash balance	2,969	187

Ending cash balance	$32,344	$2,237

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDTED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – THC Therapeutics, Inc., (referred to as the “Company”) is focused developing its patented product, the dHydronator®, a sanitizing herb dryer. The main function of the dHydronator is to greatly accelerate the drying time of a herb while sanitizing it. The dHydronator can be used to dry a variety of herbs, but it has been specifically tested for use with cannabis, and it can reduce the drying time for cannabis from 10-14 days to less than 14 hours.

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

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $35,507,438 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $32,344 and $2,969 in cash and no cash equivalents as of April 30, 2019 and July 31, 2018, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of April 30, 2019, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the nine months ended April 30, 2019 and 2018 the Company recorded an impairment expense of $2,429,981 and $0, respectively.

Segment Reporting – Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended April 30, 2019 and 2018, totaled $19,093,205 and $242,119, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $26,383 and $24,274 during the nine months ended of April 30, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements – In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective is effective for fiscal years beginning after December 15, 2018. We will plan to adopt ASU 2018-07 effective August 1, 2019 for. Upon adoption of the standard is not expected to have an impact on our financial position or results of operations for the nine months ending April 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.

We will plan to adopt ASC 842 effective August 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on August 1, 2019. Therefore, comparative financial information will not be adjusted and will continue to be reported under the prior lease accounting guidance in ASC 840. We plan to elect the transition relief package of practical expedients, and as a result, we will not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We will also elect the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of April 30, 2019 and July 31, 2018:

	April 30, 2019	July 31, 2018
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(45,157)	(29,335)
Fixed assets, net	$42,475	$58,297

Depreciation expense for the nine months ended April 30, 2019, and 2018, was $15,822 and $15,777, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of April 30, 2019 and July 31, 2018:

	April 30, 2019	July 31, 2018
Patents and patents pending	$19,699	$18,504
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(9,884)	(6,590)
Intangible assets, net	$26,188	$28,287

Amortization expense for the nine months ended April 30, 2019, and 2018, was $3,294 and $3,235 respectively.

6. ROBOT CACHE – RIGHTS TO TOKENS AND EQUITY

On July 31, 2018, the Company entered into a Common Stock Purchase Agreement with and closed on (i) the purchase of rights to 10,536,315 “IRON” cryptographic tokens of Robot Cache, S.L., a Spanish limited company (“Robot Cache”), and (ii) a right of first refusal to purchase up to 3% of the capital stock of Robot Cache in a subsequent equity financing, in consideration of the Company’s issuance of 600,000 shares of the Company’s common stock to Robot Cache, and non-cashless warrants to purchase 300,000 shares of the Company’s common.

These non-cashless warrants are exercisable through the earlier of July 31, 2021, and the date that is 30 days after the date that the 5-day volume-weighted average price of the Company’s common stock exceeds the exercise price for the warrants by 25%. The exercise price for the warrants is staggered as follows: 500,000 shares at $7.50/share, 500,000 shares at $10.00/share, 500,000 shares at $15.00/share, 500,000 shares at $20.00/share, and 1,000,000 shares at $50.00/share.

In accordance with ASC 820, the company valued its investment in rights to Robot Cache’s tokens and equity based upon the unadjusted quoted prices of its common stock and the fair value of the warrants issued as consideration on the execution date of the agreement. The Company determined the value of the shares issued as consideration to be $2.80 per common share or $1,680,000. The stock warrants were valued at $749,981 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $2.80; exercise prices: from $7.50 to $50.00 per share; term: 3 years; risk-free interest rate: 2.77%; and volatility: 232%. The investment was recorded at cost basis and on the date of the investment.

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

Advances from related parties consist of the following as of April 30, 2019:

	Principal as of	Nine months ending April 30, 2019		Principal as of	Accrued interest balance As of
	July 31, 2018	Funds advanced	Funds repaid	April 30, 2019	April 30, 2019
B. Romanek, President and CEO	$96,023	$82,654	$(106,713)	$71,960	$9,907
Shareholder Relative of our President and CEO	63,543	6,850	-	70,363	4,006
TOTAL	$159,566	$89,504	$(106,717)	$142,353	$13,913

8. RELATED PARTY TRANSACTIONS

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.

On February 1, 2019, we emended the employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $178,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.

During the nine months ending April 30, 2019, the Company accrued $88,074 due to Mr. Romanek related to this agreement. As of April 30, 2019, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment agreements totaling $149,780.

On April 25, 2019, Fiorenzo “Enzo” Villani was appointed a member of the Company’s Board of Directors. The Company issued 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani in consideration of his appointment as a member of the Company’s Board of Directors. The shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $13.55 per common share or $1,355 per preferred share or $17,615,000. He will also be issued 1,661 shares of the Company’s common stock per quarter beginning July 31, 2019.

9. NOTES PAYABLE

Notes Payable at consists of the following:	April 30,	July 31,
	2019	2018
On May 12, 2017, the Company issued a $60,000 promissory note; the note carries no interest rate and is payable in monthly installments of $5,000. As of April 30, 2019, $11,800 in principal payments had been paid. The Company imputed interest at a rate of 5%; during the nine months ending April 30, 2019, the Company recorded imputed interest of $1,803.	48,200	48,200

On July 3, 2018, the Company issued a $28,000 promissory note; the note carries an interest rate of 12% and is payable in 24 monthly installments of $1,307 beginning November 1, 2018. As of April 30, 2019, $17,253 in principal payments had been paid. During the six months ending April 30, 2019, the Company recorded interest expense of $1,115 during the nine months ending April 30, 2019.

On January 4, 2018, the Company settled all outstanding principal and interest through the execution of settlement agreement in which the Company agreed to issue the debtholder 99,880 shares of the Company’s common stock. The fair value of the shares was $49,620; a loss on settlement of debt of $37,500 was recorded as a result of the debt settlement.

	-	28,000

Total	48,200	76,200

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	April 30,	July 31,
	2019	2018

On May 9, 2017, we entered into a convertible promissory note pursuant to which we borrowed $92,500. The note carries an original issue discount of 7.5% ($7,500). Interest under the convertible promissory note is 6% per annum, and the principal and all accrued but unpaid interest is due on May 9, 2018. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 65% of the lowest closing market price of our common stock during the previous 20 days to the date of the notice of conversion. The Company recorded a debt discount in the amount of $100,000 in connection with the original issue discount and the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.

During the quarter ending April 30, 2019, the noteholder notified the Company that it had elected to enforcing certain default rights. As a result, the principal amount of the note increased by $33,932 and the interest rate increased to 16%. They further notified the Company that they had chosen to waive all other default rights.

Further, the Company recognized a derivative liability of $170,560 and an initial loss of $78,060 based on the Black-Scholes pricing model. During the nine months ending April 30, 2019, the Company recorded an additional loss on derivative liability of $61,955.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $78,966 and $21,034 during the years ended July 31, 2018 and 2017, respectively.

	$133,932	100,000

Unamortized debt discount	-	-
Total, net of unamortized discount	133,932	100,000

On March 25, 2019, we entered into a master convertible promissory note pursuant to which we may borrow up to $250,000 in $50,000 tranches.

On March 25, 2019 we borrowed $50,000, net of debt issuance costs and investor legal fees of $7,000 resulting in the Company receiving $43,000.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 25, 2020. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price equal to the lesser of (i) the lowest Trading Price during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note or (ii) Variable Conversion Price of 60% multiplied by the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.

The Company recorded a debt discount in the amount of $50,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $4,932 during the nine months ended April 30, 2019.

Further, the Company recognized a derivative liability of $170,215 and an initial loss of $120,218 based on the Black-Scholes pricing model. During the nine months ending April 30, 2019, the Company recorded an additional loss on derivative liability of $57,981.

	50,000	-
Unamortized debt discount	(45,068)	-
Total, net of unamortized discount	4,932	-

Total	$138,864	$-

Convertible notes settled

On January 4, 2019, we entered into a convertible promissory note pursuant to which we borrowed $150,000, net of debt issuance costs of $15,500 resulting in the Company receiving $134,500. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on October 3, 2019. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 50% of the lowest trading price of our common stock during the previous 20 days to the date of the notice of conversion.

The Company recorded a debt discount in the amount of $150,000 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $150,000 during the nine months ended April 30, 2019.

Further, the Company recognized a derivative liability of $289,420 and an initial loss of $154,920 based on the Black-Scholes pricing model. During the nine months ending April 30, 2019, the Company recorded an additional loss on derivative liability of $3,649,041.

On September 21, 2018, all principal and accrued interest of $150,000 and $5,474, respectively was converted into 256,082 shares of the Company’s common stock.

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of July 31, 2018, and April 30, 2019:

Amount
Balance July 31, 2017	$146,229
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt settlement	-
Change in fair market value of derivative liabilities	(86,444)
Balance July 31, 2018	$59,785
Debt discount originated from derivative liabilities	177,500
Initial loss recorded	459,638
Adjustment to derivative liability due to debt settlement	(3,938,461)
Change in fair market value of derivative liabilities	3,591,477
Balance April 30, 2019	$349,939

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and April 30, 2019:

Fair value assumptions – derivative notes:	Date of issuance	April 30, 2019
Risk free interest rate	1.14-2.57%	2.39%
Expected term (years)	1.00-0.75	0.90-0.01
Expected volatility	390.76-458.59%	457.23%
Expected dividends	0	0

11. STOCK WARRANTS

The following is a summary of warrant activity during the year ended July 31, 2018, and nine months ending April 30, 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2017	12,500	$10.00

Warrants granted and assumed	403,750	$21.56
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, July 31, 2018	416,250	$21.21

Warrants granted and assumed	195,000	2.05
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, April 30, 2019	611,250	$15.10

611,250 of the warrants outstanding as of April 30, 2019 were exercisable.

On March 25, 2019, the Company issued stock warrants to purchase 5,000 shares of its common stock to a lender as part of a financing agreement. The warrants have a strike price of $10.00. The stock warrants are exercisable any time after issuance and have a life of 3 years. The value the warrants is embedded in the debt discount of the associated convertible promissory note. The valuation of the debt discount associated with the warrants was $36,247 which was made using the following assumptions: stock price at grant: $7.25; exercise price: $10.00; term: 3 years; risk-free interest rate: 2.49%; volatility: 459%.

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

On November 29, 2018, Company issued 20,000 stock warrants to a business advisory consultant for services rendered during the quarter ended January 31, 2019. The stock warrants were valued at $19,954 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $1.01; exercise price: $5.00; term: 2 years; risk-free interest rate: 2.81%; volatility: 394%.

On November 29, 2018, Company issued 20,000 stock warrants to a business advisory consultant for services rendered during the quarter ended January 31, 2019. The stock warrants were valued at $19,954 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $1.01; exercise price: $5.00; term: 2 years; risk-free interest rate: 2.81%; volatility: 394%.

12. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of April 30, 2019, and July 31, 2018, the Company had 13,771,032 and 13,004,740 shares of common stock issued and outstanding, respectively.

As of April 30, 2019, and July 31, 2018, the Company had 220,000 and 206,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of April 30, 2019, and July 31, 2018, the Company had 16,500 and 16,500 shares of Series B Preferred Stock issued and outstanding, respectively.

The Company also has 47,130 shares payable in relation to prior agreements which were valued based upon their respective agreement dates at $128,180.

On December 7, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:10 reverse stock split of the Company’s common stock and preferred stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

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

Under the Certificate of Designation, as amended, holders of Series B Preferred Stock are entitled to a liquidation preference on the stated value of $10.00 per share. The shares carry a mandatory conversion provision, and all shares of Series B Preferred Stock will be redeemed by the Company one year from issuance, at a variable conversion rate equal to the stated price of $10.00 divided by the prior day’s closing price as quoted on OTC Markets. Holders of Series B Preferred Stock are not entitled to any voting or dividend rights.

As of April 30, 2019, no shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

Issuances of Common and Preferred Stock for the nine months ended April 30, 2019

On April 25, 2019, Fiorenzo “Enzo” Villani was appointed a member of the Company’s Board of Directors. The Company issued 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani in consideration of his appointment as a member of the Company’s Board of Directors. The shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $13.55 per common share or $1,355 per preferred share or $17,615,000.

On August 27, 2018, the Company agreed to issue 1,000 shares of the Company’s Series A Preferred Stock to a legal consultant for services rendered in the quarter ending October 31, 2018. The shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $3.148 per common share or $314.80 per preferred share or $314,800.

Shares issued and payable for services

On December 16, 2017, the Company agreed to issue 16,250 shares of common stock to a financial consultant for accounting services. The shares were fair valued at $48,263 at the date of grant. The shares are fully vested. 16,200 shares were issued during the nine months ended April 30, 2019 and 50 shares remain payable to the consultant.

On June 1, 2018, the Company agreed to issue 5,000 shares of common stock to a financial consultant for accounting services rendered during the month of June 2018. The shares were fair valued at $17,550 at the date of grant. The shares vested immediately upon issuance. The shares were issued during the nine months ended April 30, 2019.

On September 28, 2018, the Company agreed to issue 50,000 shares of common stock to a financial consultant for accounting services rendered during the quarter ending October 31, 2018. The shares were fair valued at $35,000 at the date of grant. The shares vested immediately upon issuance.

On November 28, 2018, the Company agreed to issue 25,000 shares of common stock to a healthcare consultant for services rendered during the quarter ended January 31, 2019. The shares were fair valued at $26,225 at the date of grant. The shares vested immediately upon issuance. As of January 31, 2019, the shares had not yet been issued.

On November 29, 2018, the Company agreed to issue 15,000 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a business advisory consultant for services rendered during the quarter ended January 31, 2019. The shares and warrants were fair valued at $35,089 at the date of grant. The shares vested immediately upon issuance. 12,500 shares were issued during the nine months ended April 30, 2019, and 2,500 shares remain payable to the Consultant.

On November 29, 2018, the Company agreed to issue 12,500 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a business advisory consultant for services rendered during the quarter ended January 31, 2019. The shares and warrants were fair valued at $32,567 at the date of grant. The shares vested immediately upon issuance.

On January 29, 2019, the Company agreed to issue 100,000 shares of common stock to a business advisory consultant for services rendered in the quarter ending January 31, 2019. The shares were fair valued at $70,000 at the date of grant. The shares vested immediately upon issuance.

Shares issued and payable for private placements

On March 5, 2018, the Company received $25,000 from an investor pursuant to a private placement agreement with the investor to purchase 6,250 shares of the Company’s common stock and 6,250 warrants to purchase shares of the Company’s common stock at $2.00 per share for a period of three years. The shares were issued during the nine months ended April 30, 2019.

On April 6, 2018, the Company received $40,000 from an investor pursuant to a private placement agreement with the investor to purchase 10,000 shares of the Company’s common stock and 25,000 warrants to purchase shares of the Company’s common stock at $2.00 per share for a period of five years. As of April 30, 2019, the shares had not yet been issued.

Shares payable for debt settlement

On March 31, 2018, the Company and a lender agreed to settle a $30,000 promissory note and associated accrued interest of $3,473. The Company agreed to issue 9,500 shares of the Company’s common stock and warrants to purchase 19,500 shares of the Company’s common stock at $0.20 for a three-year term. In return for the consideration, the Lender agreed to release the Company from all amounts owed. As of April 30, 2019, the shares had not yet been issued.

On January 4, 2019, the Company and a lender agreed to settle a $10,747 promissory note and associated accrued interest of $1,373. The Company agreed to issue 99,880 shares of the Company’s common stock. In return for the consideration the Lender agreed to release the Company from all amounts owed. 99,800 shares were issued during the nine months ended April 30, 2019 and 80 shares remain payable to the lender.

13. COMMITMENTS AND CONTINGENCIES

The Company does not own any real property. Currently the Company leases approximately 750 square feet of 1,300 shared mixed-use office and living space in San Diego, California, at a monthly rent of $3,300, of which 50% is reimbursed by our CEO, Mr. Romanek, for his personal shared use of the space. The lease term ended January 31, 2019, as of April 30, 2019 the Company’s continues to lease the space on a month-to-month basis. There is no obligation for the landlord to continue to lease the Company the space on the same terms in future months.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2019, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other the events disclosed below.

Rescission of prior agreement

On May 3, 2019, the Company and BurstIQ rescinded the Simple Agreement for Future Tokens (the “SAFT”) and Simple Agreement for Future Equity (the “SAFE”) previously entered into by the parties, the parties released claims against the other, and 500,000 shares of Company common stock previously issued to BurstIQ pursuant to the SAFT and SAFE shall be returned and cancelled.

Conversion of convertible promissory notes

On May 27, 2019, a Noteholder elected to convert $68,932 of principal and $17,042 of accrued interest into 18,499 shares of the Company common stock in accordance with the rights under their convertible promissory note dated May 9, 2017

On June 7, 2019, a Noteholder elected to convert $35,000 of principal, $30,000 in default principal and $16,384 of accrued interest into 26,596 shares of the Company common stock in accordance with the rights under their convertible promissory note dated May 9, 2017.

Repayment of a promissory note

On May 3, 2019, The Company repaid $48,200 in outstanding principal under its promissory note dated May 12, 2017. The Company has no further obligations under the note as a result of the repayment.

Convertible promissory note

On May 1, 2019, we entered into a convertible promissory note pursuant to which we borrowed $200,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible six months after the issuance date at the noteholder’s option into shares of our common stock at a Variable Conversion Price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.

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

The Company is focused on developing a sanitizing herb dryer, the dHydronator®, which has been specifically designed for the drying and sanitizing (i.e., reducing the bacterial count) of freshly harvested cannabis, and other herbs, flowers, and tea leaves.

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

The Company’s fiscal year end is July 31st, its telephone number is (702) 602-8422, and the address of its principal executive office is 645 Front St., #2202, San Diego, California, 92101.

Description of Business

The Company is focused on operations in the wellness industry. The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven product is specifically designed for the drying and sanitizing (i.e., reducing the bacterial count) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. Additionally, after the Company has launched the dHydronator®, and depending on available funding, the Company intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs.

Effective November 20, 2017, the Company entered into a Joint Venture Agreement with ADVFN plc of the United Kingdom (“ADVFN”) to create a joint venture entity, MJAC InvestorsHub International Conferences Limited, to be owned 50/50 by the Company and ADVFN. Effective April 1, 2018, we and ADVFN terminated the joint venture agreement.

Wellness Operations

THC Therapeutics is focused on the wellness industry, with plans to develop a patented herb dryer as well as an innovative float spa facility in Las Vegas, Nevada, or southern California.

The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven1 product is specifically designed for the drying and sanitizing (i.e., reducing the bacterial count) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours, and can significantly reduce the bacterial count of the cannabis during the drying process. Traditional herbal drying times can take up to two weeks. The dHydronator will not eliminate all bacteria from the cannabis or other plant materials.

The Company has a functioning prototype of the dHydronator® similar in design to that shown below, which is now protected by a patent with the United States Patent and Trademark Office (see “Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions” below), and once the Company has sufficient funds available, the Company plans to source parts for serial manufacturing and negotiate and secure serial manufacturing and assembly. The Company also plans to hire sales and marketing staff as funds are available.

 1 Tests were conducted in 2016-2017 by independent cannabis-testing labs: first by CannLabs on the first-generation dHydronator® prototype, and later by Digipath Labs on the second-generation prototype. Optimal cannabis moisture content is 8-12%. The initial testing by CannLabs showed that (i) moisture content across five wet cannabis samples was reduced to an average moisture content of 13.81% with a standard deviation of 4.04% after 12 hours of drying, and 8.86% with a standard deviation of 2.25% after 16 hours of drying, and (ii) after autoclaving cannabis flowers to ensure sterility and then spiking multiple samples with 100 CFU of E. Coli and Salmonella bacteria and Aspergillus niger mold, testing for the presence of the bacteria and mold by both quantitative polymerase chain reaction (qPCR) and traditional plating methods, which testing concluded that the dHydronator® prototype eliminated or reduced the bacteria and mold contamination, but did not quantify the results. The subsequent testing by Digipath Labs on the second-generation prototype covered multiple strains and independent tests to confirm the prior findings. The strains tested were Lucy Diamond, Cotton Candy, Blue Dream, Kings Cut, Pot of Gold and Diablo. The optimal drying time was determined to be 10-14 hours in the first test. The Company’s proprietary sanitizing technology brought the failing TAC (total aerobic count) from over 300,000 CFU/g down to 78,000 CFU/g (anything less than 100,000 CFU/g is considered “passing”) in the second test. In the third test, after drying 14 hours and 15.5 hours in the dHydronator® and using the Company’s proprietary sanitizing technology for a longer period, the moisture content had been reduced from 80% (at 0 hours) to 10.89% (at 14 hours) and 8.83% (at 15.5 hours), the THCA% had been reduced from 21.2% (at 0 hours) to 17.26% (at 14 hours) and 18.26% (at 15.5 hours), and the TAC had been reduced from 210,000 CFU/g (at 0 hours) to 1,500 CFU/g (at 14 hours) and 500 CFU/g (at 15.5 hours). In the fourth experiment, after 12 hours and 15.5 hours of drying in the dHydronator® and using the proprietary sanitizing technology for a longer period than required, the moisture content had reduced from 80% to 12.00% (at 12 hours) and 7.44% (at 15.5 hours), the THCA% had been reduced from 21.2% to 20.08% (at 12 hours) and 19.43% (at 15.5 hours), and the TAC had been reduced from 190,000 CFU/g to 51,000 CFU/g (at 12 hours) and 2,300 CFU/g (at 15.5 hours). In the fifth test, prior moisture and THCA% results were tested, but this time using the Company’s proprietary sanitizing technology for a much shorter time period, using two samples of a different cannabis strain, and testing the expanded cannabinoid profile data of each sample, and after 12 hours of drying two different samples, moisture content for the two samples decreased from 74% and 74% to 9.17% and 9.90%, respectively, and THCA% increased from 14.45% and 14.94% before drying to 16.81% and 17.2%, respectively, after 12 hours of drying. Test six was a test of the same strain as test five but using a different lot of plant material, and moisture content decreased from 81% to 11.5% after 12 hours of drying, while TCHA% increased from 21.28% to 22.6% after 12 hours of drying. The seventh through ninth tests confirmed prior results.

More specifically, once we have at least $2,000,000 in in available cash flow or funds from other operations and if we receive the patent, we intend to engage in further development efforts as follows: (i) finalizing case design, with an estimated tooling expense of approximately $300,000-$500,000; manufacturing pre-production units for field testing and presentation to potential partners and distributors, with an estimated expense of $250,000; (iii) hiring a subject-matter expert and consultants or employees in the home herb garden and legal cannabis marketplace to manage the development and sales of herb dryer, with an estimated expense of $400,000 for 12 months; (iv) engaging in further detailed laboratory of our herb drying with respect to cannabis plants and home herb garden plants, with an estimated expense of $50,000 to $100,000 for 12 months; (v) establishing a relationship with a market research and/or marketing company to explore creative strategies, advertising concepts, and consumer opinion, explore applications of our intellectual property in the existing wholesale and retail distribution channels for home herb, garden products and legal cannabis markets, and determine the best path for sales, distribution and licensing of our intellectual property, with an estimated expense of $1,000,000 for 12 months.

Additionally, on May 12, 2017, the Company entered into an asset purchase agreement with a third party under which it acquired four (4) float spa units and associated equipment. With the acquisition of these assets, the Company intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs.

Legacy Crypto-Related Assets

The Company had previously focused some of its efforts on seeking partnerships with blockchain technology companies (each a “Target Company”). During calendar 2018, the Company issued shares of its common stock and preferred stock to three Target Companies, BurstIQ, ImpactPPA, and Robot Cache, in exchange for rights to tokens and/or equity purchase rights in the Target Companies. We have not received any tokens or equity of any of the Target Companies, we have rescinded our agreements with BurstIQ, we are currently negotiating terminations or rescissions of our agreements with ImpactPPA and Robot Cache, and we do not believe we will ever acquire any tokens or equity of any of the Target Companies.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and nine months ending April 30, 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

On December 7, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:10 reverse stock split of the Company’s common stock and preferred stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $35,507,438 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net Loss from Operations

The Company had a net loss of $26,113,366 for the nine months ended April 30, 2019, as compared to a net loss of $653,899 for the nine months ended April 30, 2018.

Liquidity and Capital Resources

At April 30, 2019, we had $32,344 of cash on hand and an accumulated deficit of $34,427,625. Our primary source of liquidity has been from borrowing from related parties and third parties, and the sale of common stock. As of April 30, 2019, the Company owed $142,353 in outstanding related party notes, with $13,913 in accrued interest on those notes, and $187,064 in outstanding notes payable, net of debt discounts of $45,068 due to outside parties, with $31,527 in accrued interest on these notes.

Net cash used in operating activities was $112,464 during the nine months ended April 30, 2019.

Net cash used in investing activities was $1,195 during the nine months ended April 30, 2019.

Net cash provided by financial activities was $143,034 during the nine months ended April 30, 2019.

Our expenses to date are largely due to professional fees that include accounting, audit and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans, third party loans, and cash from the issuance of common stock.

Working Capital

We had current assets of $34,344 and current liabilities of $1,038,632, resulting in working capital deficit of $1,006,288 at April 30, 2019.

Results of Operations for the three months ended April 30, 2019, compared with the three months ended April 30, 2018

Revenues

We had no revenue during the three months ended April 30, 2019, as we are still developing our herb dryer product.

Operating and Administrative Expenses

Operating expenses increased by $18,466,500, from $226,602 in the three months ended April 30, 2018, to $18,693,102 in the three months ended April 30, 2019. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, bank charges, advertising, press releases, postage and delivery expense, travel expense and the dues and subscriptions, decreased by $16,133, from $42,142 in the three months ended April 30, 2018, to $25,009 in the three months ended April 30, 2019. Professional fees, made up of accounting and legal fees, increased by $21,232, from $23,192 in the three months ended April 30, 2018, to $35,424 in the three months ended April 30, 2019. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees made up primarily of consulting fees and stock-based compensation to consultants, increased by $18,444,014, from $135,486 in the three months ended April 30, 2018, to $18,579,500 in the three months ended April 30, 2019. The bulk of the increase was the result of increased stock-based compensation issued in the quarter ending April 30, 2019, for the appointment of our new member of the Board of Directors, Mr. Villani, as compared to the same period in 2018.

Other Income (Expense)

Gain/(loss) on change in derivative liability increased by $3,248,867 during the three months ended April 30, 2019, as compared to the same period in 2018, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense increased by $171,664 during the nine months ended April 30, 2019, as compared to the same period in 2018, due to an increase in outstanding loans, and amortization of debt discounts associated with convertible notes during the same period.

Results of Operations for the nine months ended April 30, 2019, compared with the nine months ended April 30, 2018

Revenues

We had no revenue during the nine months ended April 30, 2019, as we are still developing our sanitizing herb dryer product.

Operating and Administrative Expenses

Operating expenses increased by $18,895,759, from $472,317 in the nine months ended April 30, 2018, to $19,368,076 in the nine months ended April 30, 2019. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, bank charges, advertising, press releases, postage and delivery expense, travel expense and the dues and subscriptions, decreased by $31,524, from $108,191 in the nine months ended April 30, 2018, to $76,667 in the nine months ended April 30, 2019. Professional fees, made up of accounting and legal fees, increased by $44,500, from $46,336 in the nine months ended April 30, 2018, to $90,836 in the nine months ended April 30, 2019. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Consulting fees made up primarily of consulting fees and stock-based compensation to consultants, increased by $18,835,742, from $257,641 in the nine months ended April 30, 2018, to $19,093,383 in the nine months ended April 30, 2019. The bulk of the increase was the result of increased stock-based compensation issued in the nine months ending April 30, 2019, for the appointment of our new member of the Board of Directors, Mr. Villani, as compared to the same period in 2018.

Other Income (Expense)

Gain/(loss) on change in derivative liability increased by $4,090,389 during the nine months ended April 30, 2019, as compared to the same period in 2018, due to settlements of derivative liabilities and change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Loss on settlement of debts decreased by $94,734 during the nine months ended April 30, 2019, as compared to the same period in 2018, because the company settle less debts in the prior period. Interest expense decreased by $138,072 during the nine months ended April 30, 2019, as compared to the same period in 2018, due to decrease in outstanding loans, and convertible notes during the same period. Impairment expense increased by $2,429,981 during the nine months ended April 30, 2019, as compared to the same period in 2018, because the Company did not impair any assets in the prior comparative period.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 3, 2019, THC Therapeutics, Inc. (the “Company”) entered into a settlement agreement with BurstIQ Analytics Corporation, a Colorado corporation (“BurstIQ”), dated April 29, 2019, pursuant to which (i) the Company and BurstIQ rescinded the Simple Agreement for Future Tokens (the “SAFT”) and Simple Agreement for Future Equity (the “SAFE”) previously entered into by the parties, (ii) the suit filed by BurstIQ against the Company in the District Court for Denver County, Colorado (case no. 2018CV034649) shall be dismissed with prejudice, (iii) the parties released claims against the other, and (iv) 500,000 shares of Company common stock previously issued to BurstIQ pursuant to the SAFT and SAFE shall be cancelled.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 4, 2019, the Company and a lender agreed to settle a $10,747 promissory note and associated accrued interest of $1,373. The Company agreed to issue 99,880 shares of the Company’s common stock to the lender. In return for the consideration, the lender agreed to release the Company from all amounts owed. 99,800 shares were issued during the nine months ended April 30, 2019, and 80 shares remain payable to the lender.

On January 29, 2019, the Company agreed to issue 100,000 shares of common stock to a business advisory consultant for services rendered in the quarter ending January 31, 2019.

On April 25, 2019, Fiorenzo “Enzo” Villani was appointed a member of the Company’s Board of Directors. The Company issued 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani in consideration of his appointment as a member of the Company’s Board of Directors.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1	Bylaws (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.2	Articles of Incorporation filed May 1, 2007 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.3	Articles of Amendment filed January 23, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.4	Articles of Amendment filed January 17, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.5	Certificate of Designation for Series A Preferred Stock filed January 24, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.6	Certificate of Designation for Series B Preferred Stock May 12, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.7	Amended Certificate of Designation for Series B Preferred Stock filed June 5, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

3.8	Articles of Amendment filed September 28, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.1	Asset Purchase Agreement with Brandon Romanek dated January 20, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.2	Asset Purchase Agreement with Urban Oasis Float Center, LLC dated June 1, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.3	MPQ Tokens Purchase Agreement with ImpactPPA Limited dated May 8, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.4	Employment Agreement with Brandon Romanek dated November 1, 2017 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.5	Common Stock Purchase Agreement with Robot Cache, S.L. dated July 31, 2018 (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

10.6*	Employment Agreement with Enzo Villani dated April 25, 2019

21.	Subsidiaries (incorporated by reference to our Registration Statement on Form 10 filed on October 19, 2018)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith.

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

THC THERAPEUTICS, INC.

Date: June 14, 2019	By:	/s/ Brandon Romanek
Brandon Romanek
CEO

