Form 10-K
period 2019-07-31
THC Therapeutics, Inc.
filed 2019-11-14
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-55994

THC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

645 Front St., #2202, San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 602-8422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

On January 31, 2019, the last business day of the registrant’s second fiscal quarter during the fiscal year ending July 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,318,002, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.90/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of November 11, 2019, the registrant had 14,817,839 shares of its common stock, $0.001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for THC Therapeutics, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business

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

Corporate History

THC Therapeutics, Inc., was incorporated in the State of Nevada on May 1, 2007, as Fairytale Ventures, Inc., as a development stage company with plans to provide products and services related to themed children’s parties, and later changed its name to Aviation Surveillance Systems, Inc., when the Company shifted its business plan to focus on merging with an operating firm, and Harmonic Energy, Inc., when the Company shifted its plan of operations again, instead focusing on oil and gas operations.

On January 23, 2017, the Company experienced a change of control, and new management determined to shift the Company’s focus and changed the Company’s name to THC Therapeutics, Inc., focusing on wellness operations and development of a herb dryer for use with cannabis. On May 30, 2017, the Company formed Genesis Float Spa LLC, a wholly-owned subsidiary, to market its float spa assets purchased for wellness centers. On January 17, 2018, the Company changed its name to Millennium BlockChain Inc. and began to also focus on acquiring digital equity or digital assets of blockchain technology companies. On September 28, 2018, because of the regulatory environment surrounding blockchain technology companies, the Company changed its name back to THC Therapeutics, Inc., abandoned its blockchain technology focus, and refocused its efforts on its wellness operations.

The Company’s fiscal year end is July 31st, its telephone number is (702) 602-8422, and the address of its principal executive office is 645 Front St., #2202, San Diego, California, 92101.

Description of Business

The Company is focused on operations in the wellness industry. The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven product is specifically designed for the drying and sanitizing (i.e., reducing the bacterial count by using ultraviolet light) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. Additionally, after the Company has launched the dHydronator®, and depending on available funding, the Company intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs.

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

The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven1 product is specifically designed for the drying and sanitizing (i.e., reducing the bacterial count by using ultraviolet light) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. The dHydronator® can also significantly reduce the bacterial count of the cannabis during the drying process, but it will not eliminate all bacteria from the cannabis or other plant materials.

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

4

               ________________

1 Tests were conducted in 2016-2017 by independent cannabis-testing labs: first by CannLabs on the first-generation dHydronator® prototype, and later by Digipath Labs on the second-generation prototype. Optimal cannabis moisture content is 8-12%. The initial testing by CannLabs showed that (i) moisture content across five wet cannabis samples was reduced to an average moisture content of 13.81% with a standard deviation of 4.04% after 12 hours of drying, and 8.86% with a standard deviation of 2.25% after 16 hours of drying, and (ii) after autoclaving cannabis flowers to ensure sterility and then spiking multiple samples with 100 CFU of E. Coli and Salmonella bacteria and Aspergillus niger mold, testing for the presence of the bacteria and mold by both quantitative polymerase chain reaction (qPCR) and traditional plating methods, which testing concluded that the dHydronator® prototype eliminated or reduced the bacteria and mold contamination, but did not quantify the results. The subsequent testing by Digipath Labs on the second-generation prototype covered multiple strains and independent tests to confirm the prior findings. The strains tested were Lucy Diamond, Cotton Candy, Blue Dream, Kings Cut, Pot of Gold and Diablo. The optimal drying time was determined to be 10-14 hours in the first test. The Company’s proprietary sanitizing technology brought the failing TAC (total aerobic count) from over 300,000 CFU/g down to 78,000 CFU/g (anything less than 100,000 CFU/g is considered “passing”) in the second test. In the third test, after drying 14 hours and 15.5 hours in the dHydronator® and using the Company’s proprietary sanitizing technology for a longer period than required, the moisture content had been reduced from 80% (at 0 hours) to 10.89% (at 14 hours) and 8.83% (at 15.5 hours), the THCA% had been reduced from 21.2% (at 0 hours) to 17.26% (at 14 hours) and 18.26% (at 15.5 hours), and the TAC had been reduced from 210,000 CFU/g (at 0 hours) to 1,500 CFU/g (at 14 hours) and 500 CFU/g (at 15.5 hours). In the fourth experiment, after 12 hours and 15.5 hours of drying in the dHydronator® and using the proprietary sanitizing technology for a longer period than required, the moisture content had reduced from 80% to 12.00% (at 12 hours) and 7.44% (at 15.5 hours), the THCA% had been reduced from 21.2% to 20.08% (at 12 hours) and 19.43% (at 15.5 hours), and the TAC had been reduced from 190,000 CFU/g to 51,000 CFU/g (at 12 hours) and 2,300 CFU/g (at 15.5 hours). After 14 hours of drying, the moisture content had been reduced to 8.15%, the THCA% had been reduced to 19.82%, and the TAC had been reduced to 21,000 CFU/g. In the fifth test, prior moisture and THCA% results were tested, but this time using the Company’s proprietary sanitizing technology for a much shorter time period, using two samples of a different cannabis strain, and testing the expanded cannabinoid profile data of each sample, and after 12 hours of drying two different samples, moisture content for the two samples decreased from 74% and 74% to 9.17% and 9.90%, respectively, and THCA% increased from 14.45% and 14.94% before drying to 16.81% and 17.2%, respectively, after 12 hours of drying. Test six was a test of the same strain as test five but using a different lot of plant material, and moisture content decreased from 81% to 11.5% after 12 hours of drying, while TCHA% increased from 21.28% to 22.6% after 12 hours of drying. The seventh through ninth tests confirmed prior results.

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

Additionally, on May 12, 2017, the Company entered into an asset purchase agreement with a third party under which it acquired four (4) float spa units and associated equipment. With the acquisition of these assets, the Company intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs. Once we have approximately $500,000-$1,000,000 in available cash flow or funds from other operations, and after the launch of our dHydronator® sanitizing herb dryer, we plan to capitalize on our spa assets purchased in 2017 by (i) leasing a 2,500 to 5,000 square foot facility in Nevada or California, to be built out as needed (and with the size of the facility dependent on available capital); (ii) obtaining necessary licenses and permits, (iii) purchasing inventory, equipment, furnishings and supplies, including inventory, fixtures, furnishings and equipment for an oxygen bar and a Kampuchea, juice and tea Bar, refrigeration and storage equipment, point of sale computers and tablets, digital monitors, signage and display materials, and other suppliers; (iv) hiring spa management personnel including a manager, assistant manager and two spa attendants; (v) hiring marketing and sales consultants, and (vi) launching a marketing campaign to include internet lead services, Groupon and social networking.

Legacy Crypto-Related Assets

The Company previously focused on acquiring equity or tokens of blockchain technology companies (each a “Target Company”). During calendar 2018, the Company issued shares of its common stock and preferred stock to three Target Companies (see “BurstIQ”, “ImpactPPA”, and “Robot Cache” below) in exchange for rights to digital tokens and/or equity purchase rights in the Target Companies. We did not receive any tokens or equity of any of the Target Companies, and we have now rescinded our agreements with each of the Target Companies.

BurstIQ

BurstIQ Analytics Corporation (“BurstIQ”) is a healthcare data company. We previously issued 500,000 shares of the Company’s common stock to BurstIQ in consideration of the Company’s right to acquire tokens and preferred stock of BurstIQ. On May 3, 2019, we rescinded our acquisition agreements with BurstIQ, and BurstIQ agreed to return 500,000 shares of the Company’s common stock to the Company for cancellation.

ImpactPPA

ImpactPPA Limited (“ImpactPPA”) has designed an Ethereum-based decentralized energy platform to potentially transform the global energy finance industry. We previously issued 6,000 shares of the Company’s Series A Preferred Stock to ImpactPPA in consideration of the Company’s right to acquire tokens of ImpactPPA. On June 26, 2019, we rescinded our acquisition agreement with ImpactPPA, and ImpactPPA agreed to return 6,000 shares of the Company’s Series A Preferred Stock to the Company for cancellation.

Robot Cache

Robot Cache, S.L. (“Robot Cache”) is the first decentralized PC video game distribution platform with a revolutionary digital resale model designed to utilize blockchain technology. We previously issued 600,000 shares of the Company’s common stock, and warrants to acquire additional common stock, to Robot Cache in consideration of the Company’s right to acquire tokens of Robot Cache. On June 26, 2019, we rescinded our acquisition agreements with Robot Cache, and Robot Cache agreed to return 600,000 shares of the Company’s common stock to the Company for cancellation.

As we will never receive any tokens or equity of any of these blockchain-related companies, we do not believe that federal, state, local or foreign regulations affecting blockchain technologies and digital assets (for example, money transmission laws) will have any affect on our business.

Competition

There are a number of commercial herb dryers sold by competitors, including Yofumo Technologies, which are already commercially available, and which have significant market share. As to our float spa plans, we believe True Rest Float Spa, which has over 20 spa locations across the country, is our primary national competitor, and there are numerous locally owned float spas throughout the country that would considered competitors with our spa operations. There is no assurance that we will be able to compete effectively with any of these competitors.

Market Opportunity

The Company’s herb dryer, the dHydronator®, safely lowers moisture content and sanitizes without harm to the integrity of the plant. Our test results have been proven to dry cannabis in less than 14 hours verses up to 14 days using traditional drying methods. Test results indicate the removal of many surface germs and bacteria including powder mold, dust mites and spider mites from herbs, plants, the surface of glass or ceramic herbal tea accessories, and any other object that fits safely in the drying chamber. Therefore, we believe that our product will be attractive to the cannabis and home herb and garden product markets.

With regard to floatation therapy, the sensory deprivation consumer typically ranges in age from eighteen to eighty. Floatation therapy is a service that is unisex in its appeal and attracts many. As many consumers seek natural alternative therapies for the relief from pain, stress and sleep disorders that affect a significant percentage of the population, we believe that our planned floatation therapy spa facilities will be attractive to these consumers.

Marketing Strategy

We plan to attend regional cannabis-related trade shows and offer field testing to legal cannabis growers and suppliers in the United States and Canada initially, and throughout the world once the technology has been adopted in the regional market. We also plan to establish a relationship with a market research and marketing company to explore creative strategies, advertising concepts, consumer opinion, existing distribution and sales channels and potential licensing of our intellectual property, to determine the best path for sales and distribution. We also intend to hire subject matter expert consultants or employees in the legal cannabis and home herb marketplace to manage the development and sales of our products. Once our marketing experts identify an herbal or commercial agriculture niche or venue to enter or solicit, we will market to distributors and retailers via trade shows and direct contact.

With regard to our spa plans, we intend to launch internet, Groupon and social networking campaigns offering coupons and membership plans for floatation therapy, and our planned oxygen bar and Kampuchea, juice and tea bar. We plan to invite local TV and Radio personalities to tour our facilities, and we plan to offer local healthcare and rehabilitation service providers and non-competitive spa owners and managers a private tour of our spa facilities.

Customers

Due to the nature of its business and its focus on development of its patent-pending herb dryer, the Company does not currently have any customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

The Company has acquired the exclusive intellectual property rights to the dHydronator® sanitizing plant dryer with improved convection flow from the Company’s CEO and Director, Brandon Romanek. Mr. Romanek’s father irrevocably assigned those intellectual property rights to Mr. Romanek in 2016. A trademark application for the mark “dHyrdonator” has been filed (serial no. 86874611), and a patent application was filed with the United States Patent and Trademark Office (“USPTO”), docket number 5503.101 (application nos. 15/467,722 and 62/312,327), for 20 separate herb dryer design, function, and usage patents. On or about July 20, 2018, the Company’s patent counsel received a Notification of Allowance from the USPTO, notifying the Company that the USPTO would be allowing all 20 claims, and on or about November 20, 2018, the USPTO granted the final patent (patent no. 10,132,56), the Company was subsequently notified of the patent grant, and the patent has been recorded with the USPTO as being assigned to the Company.

Governmental Regulations

We will be governed by government laws and regulations governing spas. We do not believe the dHydronator® will be subject to regulation by the U.S. Food and Drug Administration or any other government agency (other than pursuant to general laws governing truth in advertising or similar laws under the purview of the Federal Trade Commission). We believe that we are currently in compliance with all laws which govern our operations and have no current liabilities thereunder. Our intent is to maintain strict compliance with all relevant laws, rules and regulations.

Employees

The Company currently has one full-time employee, our founder, CEO and director, Brandon Romanek, and one other employee.

Reports to Security Holders

The Company intends to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each year. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet its timely and continuous disclosure requirements. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The site address is www.sec.gov.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item. However, the following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment.

There is substantial doubt about our ability to continue as a going concern

We have not generated any revenues or profit during the years ended July 31, 2019 and 2018. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not sufficiently support our operation for the next twelve months. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of July 31, 2018, we had an accumulated deficit of approximately $9.4 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses, and there is no guarantee that we will ever generate revenues, or that we ever achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Federal drug regulation and enforcement may adversely impact our operations.

Currently, there are approximately 30 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment, and there are approximately 8 states and the District of Columbia that have more expansive laws legalizing marijuana for recreational use. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law.

As we plan on marketing our herb dryer to the cannabis industry, federal enforcement of federal law would adversely affect the cannabis industry and would therefore adversely affect the Company’s planned operations and sales. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

Our products may become subject to regulation by the FDA, which would materially increase the costs associated with developing the products.

We do not believe our dHydronator® herb dryer product will be subject to regulation by the U.S. Food and Drug Administration (the “FDA”) or any other government agency (other than pursuant to general laws governing truth in advertising and similar laws under the purview of the Federal Trade Commission). The FDA could disagree and determine that the dHydronator® is subject to FDA regulation.

The process for obtaining regulatory approval to market products regulated by the FDA is expensive, time-consuming, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenues from the sale of the dHydronator® would be adversely affected if we are delayed because our product is subject to FDA regulation, or if we are unable to successfully develop our products to comply with FDA regulation.

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

Beginning in early 2018, based on the historical experience of our sole officer trading commodities, we made a strategic decision to focus on acquiring crypto-related assets. In September 2018, we determined to focus on our sanitizing herb dryer and floatation spa plans. Our strategic initiatives have required us to devote financial and operational assets to these activities. Our success depends on our ability to appropriately manage our expenses as we execute on our planned initiatives. If we are not able to execute on this strategy successfully, our business may not grow as we anticipate, which could adversely affect our operating results.

We have a history of changing and discontinuing operations and have retained obligations associated with discontinued activities.

We have changed our name and business plan multiple times since our inception in 2007, and have a history of discontinued operations. We have carried liabilities of approximately $60,580 associated with discontinued operations, and there is no guarantee that we will not change our business plan in the future and discontinue current operations.

If we were deemed an investment company under the Investment Company Act, applicable restrictions could have a material adverse effect on our business.

We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), because we believe we are covered by the Rule 3a-2 safe harbor promulgated under the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines the term “investment company” to mean any issuer that “is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities.” Section 3(a)(1)(C) of the Investment Company Act defines “investment company” as any issuer which “is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 per centum of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis.” Generally, any issuer meeting the definition of an investment company is subject to all applicable provisions of the Investment Company Act and must register with the Commission under Section 8 of the Investment Company Act, unless it meets the terms and conditions of various exceptions provided by the Investment Company Act including, but not limited to, those provided in Section 3(c) of the Investment Company Act, or in rules adopted by the SEC under the Investment Company Act.

Rule 3a-2 promulgated by the SEC under the Investment Company Act generally provides that, for purposes of Sections 3(a)(1)(A) and 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be engaged in the business of investing, reinvesting, owning, holding or trading in securities for a period not to exceed one year if the issuer has a bona fide intent to be engaged in a non-investment company business. This rule is intended to enable the issuer to make an orderly transition to a non-investment company business during the one-year safe harbor period.

While we previously acquired rights to equity and digital tokens of other companies, with those rights having a value exceeding 40% of our total assets, we determined in September of 2018 that we would focus our operational efforts on developing and launching our sanitizing herb dryer and would no longer engage in the business of acquiring blockchain-related assets. As of January 31, 2019, all of our rights to equity and digital tokens of other companies had been fully impaired and had nominal value pursuant to the relevant accounting guidance, and in May and June of 2019, we rescinded all of our agreements to acquire rights to equity and digital tokens of other companies. As those agreements have been legally rescinded, it is as if we never acquired any rights to equity or digital tokens. As a result, we believe we were never an “investment company” and are covered by the Rule 3a-2 safe harbor.

However, if we were to be deemed an investment company, we would be required to register as an investment company or adjust our business strategy and assets. If we were required to register as an investment company under the Investment Company Act, we would incur substantial expenses associated with such registration, and we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons, asset composition, including restrictions with respect to diversification and industry concentration, and other matters, which would have a material adverse effect on our business.

If we fail to protect our intellectual property, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.

We have acquired the rights to our sanitizing herb dryer, the dHydronator®, from our CEO, Mr. Romanek, and the herb dryer has received patent protection. There is no guarantee that we will be able to maintain the patent in the future.

We believe that the market for the dHydronator® depends to a significant extent upon the goodwill and patent protection afforded by the patent protection covering the dHydronator®. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The failure to maintain the patent for the dHydronator®, or the loss or infringement of our patent rights would impair the goodwill associated with the dHydronator® and harm our reputation, which would harm our financial condition and operating results.

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

Our future success and ability to compete in the herb drying market depends upon our ability to produce a sanitizing herb dryer, which we attempt to protect under a combination of patent and trade secret laws, confidentiality procedures and contractual provisions. However, we have not yet been issued a patent, and even if we are, the legal protections afforded by patent law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to or superior to our herb dryer.

Monitoring infringement or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect every infringement or misappropriation of intellectual property rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Additionally, third parties may claim that our herb dryer infringes upon their intellectual property rights, and there can be no assurance that one or more of our products will not be found to infringe upon third-party intellectual property rights in the future.

Our products may be subject to recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If our sanitizing herb dryer, the dHydronator®, is recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, a product recall may require significant management attention and adversely affect our other operations.

Additionally, if our herb dryer were subject to recall, the goodwill associated with that product and with us could be harmed. A recall would likely lead to decreased demand for our herb dryer, but it could also materially and adversely effect our spa as well and the perception of our company as a whole. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis industry more broadly could lead consumers to lose confidence in the safety and security of products sold by other participants in the industry, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Brandon Romanek, our Chief Executive Officer. Although we have entered into an employment agreement with Mr. Romanek providing for certain benefits, including severance in the event of a termination without cause, this agreement does not prevent him from terminating his employment with us at any time. We do not maintain “key person” insurance for any personnel. The loss of the services of Mr. Romanek could impede the achievement of our herb dryer and spa research, development, commercialization and acquisition objectives.

In addition, we rely on consultants and advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need additional funding if we intend on executing our operational plans and making future acquisitions. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our planned development.

We expect our expenses to increase in connection with our ongoing activities. Furthermore, upon the effectiveness of this Registration Statement, we expect to incur additional costs associated with operating as a mandatory filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our herb dryer and spa development plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or other assets.

Until the time, if ever, that we can generate substantial product revenues, we plan to finance our cash needs through some combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Because we will become a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we will not become a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were to become a public reporting company by means of an IPO because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

Our common stock is subject to the SEC’s penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore our stock is considered a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

☐	make a special written suitability determination for the purchaser;
☐	receive the purchaser’s prior written agreement to the transaction;
☐

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

☐

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

☐	sales or potential sales of substantial amounts of our common stock;
☐	the success of competitive products or technologies;
☐	announcements about us or about our competitors, including new product introductions and commercial results;
☐	the recruitment or departure of key personnel;
☐	developments concerning our licensors or manufacturers;
☐	litigation and other developments;
☐	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
☐	variations in our financial results or those of companies that are perceived to be similar to us; and
☐	general economic, industry and market conditions.

Many of these factors are beyond our control. The stock markets in general, and the market for companies related to the cannabis in any way in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control.

We currently have outstanding two classes of stock, common stock and preferred stock, and there are two series of preferred stock, Series A Preferred Stock and Series B Preferred Stock. The holders of our Series A Preferred Stock are entitled to super voting and super converting rights.

As a result of the rights the holder of our Series A Preferred Stock has, we may not be able to undertake certain corporate transactions, including equity or debt offerings necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may otherwise be beneficial to our businesses. These provisions may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

We have never paid and do not intend to pay cash dividends.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders’ sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of common stock payable in shares of common stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and board approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

Our executive officer and director have the ability to control all matters submitted to stockholders for approval.

Our executive officer and director, Brandon Romanek, holds 2,000,000 shares of our Series A Preferred Stock (each share votes as the equivalent of 100 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, he would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Romanek would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our articles of incorporation and by-laws and under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our articles of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable (a “Corporate Transaction”), including transactions in which our common stockholders might otherwise receive a premium price for their shares.

Specifically, our authorized capital stock in our articles of incorporation includes preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued. Issuance of preferred stock with preferential voting rights or economic rights, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock to purchase common stock at a premium that they might otherwise realize in connection with a proposed acquisition of our company. Similarly, our bylaws generally state that a majority of our board of directors constitute a quorum for the transaction of business and do not require that a larger percentage of our directors constitute a quorum. These provisions in our articles of incorporation and bylaws effectively mean that a simple majority of our board of directors could, without common shareholder approval, designate a class of preferred stock, and issue shares of that class of preferred stock, in a manner that would discourage, delay or prevent a Corporate Transaction from occurring.

These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.

We will incur increased costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a non-reporting company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

We currently have outstanding, and we may, in the future issue instruments which are convertible into shares of common stock, which will result in additional dilution to you.

We currently have outstanding debt and equity instruments which are convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of common stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors or the then-current market price.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks discussed herein may not be the only ones you should consider.

As we continue to grow our business, we may encounter other risks of which we are not aware as of the date of this Registration Statement. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not own any real property. Currently the Company leases approximately 1,250 square feet of 3,800 shared mixed-use office and living space in San Diego, California, from our CEO, Mr. Romanek, at a monthly rent of $3,500. The lease includes all utilities and the lease term ends October 1, 2020.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us, other than as set forth herein. On May 3, 2019, the Company entered into a settlement agreement with BurstIQ Analytics Corporation, a Colorado corporation (“BurstIQ”), dated April 29, 2019, pursuant to which (i) the Company and BurstIQ rescinded the Simple Agreement for Future Tokens (the “SAFT”) and Simple Agreement for Future Equity (the “SAFE”) previously entered into by the parties, (ii) the suit filed by BurstIQ against the Company in the District Court for Denver County, Colorado (case no. 2018CV034649) (the “Suit”) was to be dismissed with prejudice, (iii) the parties released claims against the other, and (iv) 500,000 shares of Company common stock previously issued to BurstIQ pursuant to the SAFT and SAFE were to be cancelled. The Suit was subsequently dismissed with prejudice. On or about August 19, 2019, the Company received a demand for payment from Regal Consulting, LLC (“Regal”). The Company is currently in discussions with Regal regarding the matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on the OTC Link alternative trading system operated by OTC Markets Group, Inc., under the symbol “THCT.” As of July 31, 2019, the Company’s common stock was held by 20 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended July 31, 2019 and 2018:

	For the Years Ended July 31,
	2019		2018
	High	Low	High	Low

First Quarter	$3.50	$0.61	$0.4149	$0.2151
Second Quarter	$2.22	$0.30	$1.94	$0.1965
Third Quarter	$17.95	$0.98	$0.9875	$0.301
Fourth Quarter	$10.70	$2.21	$0.72	$0.25

__________

Source: www.otcmarkets.com

The Company’s transfer agent is TranShare Corporation, 2849 Executive Drive, Suite 200, Clearwater, Florida, 33762.

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock for the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy may be modified from time to time by our board of Directors.

Securities authorized for issuance under equity compensation plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for THC Therapeutics, Inc. Such discussion represents only the best present assessment from our Management.

Plan of Operation

THC Therapeutics is focused on the wellness and nutraceutical industry. The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven product is specifically designed for the drying and sanitizing (i.e., reducing the bacterial count) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. The Company also intends to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs.

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the the years ended July 31, 2019 and 2018, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

On December 7, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:10 reverse stock split of the Company’s common stock and preferred stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information in this registration statement and included in the audited financial statements and notes thereto as of and for the fiscal years ended July 31, 2019 and 2018, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $23,307,064 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Year Ended July 31, 2019 and 2018:

Our operating results for the year ended July 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Years ended
	July 31,		Change
	2019	2018	Amount	Percentage
Operating income (loss)	$(26,689,910)	$(5,991,918)	$(20,697,992)	(445)%
Other income (expense)	$3,382,846	$(147,482)	$3,530,328	2,394%
Net income (loss)	$(23,307,064)	$(6,139,400)	$(17,167,664)	(380)%

Revenues

We did not earn any revenues during the years ending July 31, 2018 and 2017, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our investment strategy.

Operating Income (Loss)

Our loss from operations increased by $17,167,664 during the year ended July 31, 2019, from an operating loss of $6,139,400 in the same period in 2018. The following table presents operating expenses for the annual periods in 2019 and 2018:

	Years ended
	July 31,		Change
	2019	2018	Amount	Percentage
Professional fees	$118,749	$62,882	$55,867	189%
Consulting fees	23,881,090	61,705	23,400,727	4,971%
Payroll expense	134,713	139,534	73,008	218%
General and administrative expenses	99,819	5,222,000	(39,715)	(72)%
Impairment expense	2,429,981	25,434	(2,792,019)	(47)%
Depreciation and amortization	23,558	62,882	124	100%
Total operating expenses	$26,689,910	$5,991,918	$20,697,992	445%

We realized an increase of $23,400,727 in consulting fees during the year ended July 31, 2019, as compared to the same period in 2018, primarily due to an increase in stock-based compensation. We realized a decrease of $93,715 in general and administrative expenses during the year ended July 31, 2019, as compared to the same period in 2018, primarily due to a decrease in travel expenses related to trade show attendance. We realized a decrease of $2,792,019 in impairment expense during the year ended July 31, 2019, as compared to the same period in 2018, primarily due to a decrease in the impairment of crypto-currency assets.

We realized an increase of $124 in depreciation expenses during year ended July 31, 2019, as compared to the same period in 2018, because we held a higher amount of THC Therapeutics division assets during the year ending 2019 as compared to only holding the assets for a partial year in the year ending July 31, 2018.

Other Income (Expense)

The following table presents other income and expenses for the years ended July 31, 2019 and 2018:

	Years ended
	July 31,		Change
	2019	2018	Amount	Percentage
Gain/(loss) on change in derivative liability	$(3,928,049)	$86,444	$(4,014,493)	(4,544)%
Gain/(loss) on settlement of debts	(37,500)	(132,234)	94,734	28%
Gain on rescission of token agreements	7,651,981	-	7,651,981	100%
Interest Expense	(303,586)	(101,692)	(201,894)	299%
Total other income (expense)	$3,382,846	$(147,482)	$3,530,328	(2,294)%

Gain/loss on change in derivative liability decreased by $4,014,493 during the year ended July 31, 2019, as compared to the same period in 2018, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Gain on settlement of debts increased by $94,734 during the year ended July 31, 2019, as compared to the same period in 2018, because the company settled a less debts with stock as compared to prior periods. Gain on rescission of token agreements increased by $7,651,981 during the year ended July 31, 2019, as compared to the same period in 2018, because the all token agreements in 2019 and not 2018. Interest expense increased by $201,894 during the year ended July 31, 2019, as compared to the same period in 2018, due to an increase in loans, and convertible notes.

Net Income (loss)

Net loss increased to $(23,307,064) during the year ended July 31, 2019, from a net loss of $(6,139,400) in the same period 2018.

Liquidity and Capital Resources

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through sales of our herb dryer and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Working Capital

The following table presents our working capital position as of July 31, 2019, and July 31, 2018:

	July 31,	July 31,	Change
	2019	2018	Amount	Percentage
Cash and cash equivalents	$317,551	$2,969	$314,582	10,596%

Current assets	$457,801	$2,969	$454,832	15,319%
Current liabilities	687,984	581,444	687,984	118%
Working capital	$(233,152)	$(578,475)	$(233,152)	(40%)

The change in working capital during the year ended July 31, 2019, was primarily due to an increase in current assets of $454,832 and an increase in current liabilities of $687,984. Current assets increased due to an increase in cash and prepaid expenses as of July 31, 2019. Current liabilities increased due to an increase in borrowing, which resulted in convertible notes payable, net of $152,895, advances from related parties of $104,219, convertible notes payable – related party, net of $24,658, derivative liability of $611,265, as compared to convertible notes payable, net of $100,000, advances from related parties of $159,566, convertible notes payable – related party, net of $0, derivative liability of $59,785as of July 31, 2018. Cash increased as of July 31, 2018, by $314,582 to $317,551, primarily caused by increased debt borrows in the year ending July 31, 2019.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the years ended July 31, 2019 and 2018:

	Years ended
	July 31,		Change 2019
	2019	2018	Versus 2018
Cash Flows Used in Operating Activities	$(329,803)	$(190,165)	$(139,638)
Cash Flows Used in Investing Activities	(1,195)	(532)	(663)
Cash Flows Provided by Financing Activities	645,580	193,479	452,101
Net increase (decrease) in Cash During Period	$314,582	$2,782	$311,800

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the year ended July 31, 2019.

For the years ended July 31, 2019, net cash flows used in operating activities consisted of a net loss of $23,307,064, reduced by depreciation of $23,558, stock-based compensation of $23,822,476, offset by a loss on change in derivative liabilities of $2,918,856, loss on settlement of debts of $37,500, loss on impairment of assets of $2,429,981, and increased by a net increase in change of operating assets and liabilities of $226,858. For the years ended July 31, 2018, net cash flows used in operating activities consisted of a net loss of $6,139,400, reduced by depreciation of $25,464, stock-based compensation of $466,645, amortization of debt discount of $69,761, offset by a gain on change in derivative liabilities of $(86,444), loss on settlement of debts of $132,234, loss on impairment of assets of $5,222,000, and increased by a net increase in change of operating assets and liabilities of $109,314.

Cash Flows from Investing Activities

For the year ended July 31, 2019, net cashflows used in investing activities consisted of purchases of purchase of fixed assets of $1,195. For the year ended July 31, 2018, net cashflows used in investing activities consisted of purchases of purchase of fixed assets of $532.

Cash Flows from Financing Activities

For the year ended July 31, 2019, we received $766,380 from convertible notes, we received $120,153 from loans from related party and used $175,500 for net repayments on related party debts and $65,453 for net repayments on notes payable. For the year ended July 31, 2018, we received $65,000 from the sale of common stock and warrants, we received $186,660 from loans from related party, $58,000 from notes payable and used $104,381 for net repayments on related party debts and $11,800 for net repayments on notes payable.

Anticipated Cash Requirements

We estimate that our expenses to further implement our plan of operations over the next 12 months, will be approximately $3,810,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources. We further anticipate incurring additional costs and expenses for accounting, legal, and other miscellaneous fees relating to compliance with SEC requirements and the filing of the registration statement of which this prospectus forms a part.

Description	Estimated Expenses
Legal, Accounting & Other Registration Expenses	$200,000
Costs Associated with Being a Public Company	200,000
Trade Shows and Travel	400,000
Website Development	120,000
Rent	70,000
Advertising and Marketing	750,000
Staffing	770,000
General Working Capital	800,000
Cash Reserves	500,000
Total	$3,810,000

Given that our cash needs are strongly driven by our growth requirements, we also intend to maintain a reserve sum for other risk contingencies that may arise.

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through business operations, future equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Form 10, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

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

Revenue Recognition: We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the years ended July 31, 2019 and 2018 as a result of applying Topic 606.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of THC Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of THC Therapeutics Inc. (the “Company”) as of July 31, 2019 and 2018, the related consolidated statements of operations, stockholder’s deficit, and cash flows for the each of the years in the two-year period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s cumulative net losses raises substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

November 12, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	July 31, 2018
ASSETS
Current assets
Cash	$317,551	$2,969
Prepaid Expenses	140,250	-
Total current assets	457,801	2,969

Fixed Assets, net	37,143	58,297
Intangible Assets, net	25,078	28,287
Rights to Robotcache Coins	-	2,429,981

Total assets	520,022	2,519,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$158,735	$178,165
Accrued liabilities due to related parties	217,656	7,728
Advances from related parties	104,219	159,566
Notes payable	-	76,200
Convertible Notes payable, net	152,895	100,000
Convertible Notes payable- Related party, net	24,658	-
Derivative liability	611,265	59,785
Total current liabilities	1,269,428	581,444

Total liabilities	1,269,428	581,444

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 14,434,098 and 13,004,740 shares issued and outstanding as of July 31, 2019 and July 31, 2018, respectively	14,434	13,005
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 217,000 and 222,500 series A and B shares issued and outstanding as of July 31, 2019 and July 31, 2018, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 217,000 and 206,000 shares issued and outstanding as of July 31, 2019 and July 31, 2018, respectively	217	206
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 16,500 shares issued and outstanding as of July 31, 2019 and July 31, 2018, respectively	-	17
Stock payable	417,469	190,245
Stock receivable	(6,902,000)	-
Additional paid-in capital	38,421,610	11,128,689
Accumulated deficit	(32,701,136)	(9,394,072
Total stockholders' equity (deficit)	(749,406)	1,938,090

Total liabilities and stockholders' equity (deficit)	$520,022	$2,519,534

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	July 31, 2019	July 31, 2018

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	118,749	62,882
Consulting fees	23,881,090	480,363
Payroll expense	134,713	61,705
General and administrative expenses	99,819	139,534
Impairment expense	2,429,981	5,222,000
Depreciation and amortization	25,558	25,434
Total operating expenses	26,689,910	5,991,918

Loss from operations	(26,689,910)	(5,991,918)

Other income (expense)
Gain/(loss) on derivative liability	(3,928,049)	86,444
Gain/(loss) on settlement of debts	(37,500)	(132,234)
Gain on rescission of token agreements	7,651,981	-
Interest Expense	(303,586)	(101,692)
Total other income (expense)	3,382,846	(147,482)

Net income (loss)	$(23,307,064)	$(6,139,400)

Basic income (loss) per common share	$(1.74)	$(0.51)

Basic weighted average common shares outstanding	13,376,774	12,054,775

The accompanying notes are an integral part of these financial statements.

For the Year Ended July 31, 2018

							Additional				Total
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2017	200,000	200	16,500	17	11,878,990	11,879	3,046,707	-	-	(3,254,672)	(195,869)
Shares for services	-	-	-	-	25,750	26	149,137	65,813	-	-	214,976
Shares issued for cash investments	-	-	-	-	-	-	-	65,000	-	-	65,000
Imputed interest	-	-	-	-	-	-	2,791	-	-	-	2,791
Debt discount	-	-	-	-	-	-	7,590	-	-	-	7,590
Shares issued for settlement of debt	-	-	-	-	-	-	106,275	59,432	-	-	165,707
Shares issued for equity investments	-	-	-	-	250,000	250	1,563,750	-	-	-	1,564,000
Shares issued for investments in coin offerings	6,000	6	-	-	850,000	850	6,087,125	-	-	-	6,087,981
Warrants for services	-	-	-	-	-	-	165,314	-	-	-	165,314
Net loss	-	-	-	-	-	-	-	-	-	(6,139,400)	(6,139,400)
Balance, July 31, 2018	206,000	206	16,500	17	13,004,740	13,005	11,128,689	190,245	-	(9,394,072)	1,938,090

For the Year Ended July 31, 2019

							Additional				Total
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2018	206,000	206	16,500	17	13,004,740	13,005	11,128,689	190,245	-	(9,394,072)	1,938,090
Shares and warrants for services	17,000	17	-	-	371,200	371	23,710,131	252,207	-	-	23,962,726
Shares and warrants issued for cash investments	-	-	-	-	6,250	6	24,994	(25,000)	-	-	-
Settlement of derivative liabilities	-	-	-	-	349,137	349	4,257,032	-	-	-	4,257,381
Conversion of Preferred to Common Stock	(6,000)	(6)	(16,500)	(17)	600,000	600	(594)	17	-	-	-
Imputed interest	-	-	-	-	-	-	1,822	-	-	-	1,822
Shares issued for settlement of debt	-	-	-	-	99,800	100	49,520	-	-	-	49,620
Shares issued upon exercise of warrants	-	-	-	-	2,971	3	(3)	-	-	-	-
Return of shares and warrants under rescission agreements	-	-	-	-		-	(749,981)	-	(6,902,000)	-	(7,651,981)
Net loss	-	-	-	-	-	-	-	-	-	(23,307,064)	(23,307,064)
Balance, July 31, 2019	217,000	217	-	-	14,434,098	14,434	38,421,610	417,469	(6,902,000)	(32,701,136)	(749,406)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	Forth Years Ended
	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities
Net loss	$(23,307,064)	$(6,139,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	2,918,856	(86,444)
Gain on recision of token agreements	(7,651,981)	-
Initial loss on derivative liabilities	1,132,259	-
Impairment expense	2,429,981	5,222,000
Amortization of original issue discount	-	7,500
Amortization of debt discount	-	69,761
Increase in note pricipal as a result of penalties	33,932	-
Stock based compensation	23,822,476	466,645
Depreciation and amortization	25,558	25,434
Inputed interest	1,822	2,791
Loss on settlement of debts	37,500	132,234
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	3,208
Increase in prepaid assets	-	-
Increase (decrease) in accounts payable	16,930	99,498
Increase (decrease) in accounts payable related party	209,928	6,608
Net cash from operating activities	(329,803)	(190,165)

Cash Flows from investing
Purchase of intangible assets	(1,195)	(532)
Net cash used in investing activities	(1,195)	(532)

Cash Flows from Financing Activities
Proceeds from related party debts	120,153	186,660
Payments on related party debts	(175,500)	(104,381)
Proceeds of convertible loans, net	766,380	-
Proceeds from sale of common stock and warrants	-	65,000
Proceeds from loans	-	58,000
Payments on loans	(65,453)	(11,800)
Net cash from financing activities	645,580	193,479

Net increase (decrease) in Cash	314,582	2,782

Beginning cash balance	2,969	187

Ending cash balance	$317,551	$2,969

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The Company has incurred losses for the past several years while developing infrastructure and its intellectual property. As shown in the accompanying audited consolidated financial statements, the Company incurred net losses of $23,307,064 and $6,139,400 during the years ended July 31, 2019 and July 31, 2018, respectively. Additionally, as of July 31, 2019, the Company had a working capital deficit of approximately $811,627. In response to these conditions, the Company plans to raise additional capital through the sale of debt and equity securities.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $32,701,136 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $457,801 and $2,969 in cash and no cash equivalents as of July 31, 2019 and July 31, 2018, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of July 31, 2019, the cash balance in excess of the FDIC limits was $54,595. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Revenue Recognition – We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the years ended July 31, 2019 and 2018 as a result of applying Topic 606.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended July 31, 2019 and 2018 the Company recorded an impairment expense of $2,429,981 and $5,222,000, respectively.

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

Stock based compensation expense recognized under ASC 718-10 for the years ended July 31, 2019 and 2018, totaled $23,822,477 and $466,645, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $28,296 and $28,383 during the years ended July 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective is effective for fiscal years beginning after December 15, 2018. We will plan to adopt ASU 2018-07 effective August 1, 2019. Upon adoption of the standard is not expected to have an impact on our financial position or results of operations for the years ending July 31, 2019 and 2018.

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

4. FIXED ASSETS

Fixed assets consist of the following as of July 31, 2019 and July 31, 2018:

	July 31, 2019	July 31, 2018
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(50,489)	(29,335)
Fixed assets, net	$37,143	$58,297

Depreciation expense for the years ended July 31, 2019, and 2018, was $21,154 and $21,109, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of July 31, 2019 and July 31, 2018:

	July 31, 2019	July 31, 2018
Patents and patents pending	$19,699	$18,504
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(10,994)	(6,590)
Intangible assets, net	$25,078	$28,287

Amortization expense for the years ended July 31, 2019, and 2018, was $4,404 and $4,325 respectively.

6. RECISION OF RIGHTS TO TOKENS AND EQUITY AGREEMENTS

On May 3, 2019, the Company and BurstIQ rescinded the Simple Agreement for Future Tokens (the “SAFT”) and Simple Agreement for Future Equity (the “SAFE”) previously entered into by the parties, the parties released claims against the other, and 500,000 shares of the Company’s common stock previously issued to BurstIQ pursuant to the SAFT and SAFE shall be returned and cancelled. As a result of the rescission the Company recorded a gain on rescission of token agreements of $3,128,000. As of July 31, 2018, the shares had not been returned, the Company recorded a stock receivable of $3,128,000.

On June 20, 2019, the Company and ImpactPPA Limited rescinded the ImpactPPA Limited Purchase Agreement (the “Purchase Agreement”) previously entered into by the parties, the parties released claims against the other, and 6,000 shares of the Company’s Series A Preferred stock previously issued to ImpactPPA Limited pursuant to the Purchase Agreement shall be returned and cancelled. As a result of the rescission the Company recorded a gain on rescission of token agreements of $2,094,000. As of July 31, 2018, the shares had not been returned, the Company recorded a stock receivable of $2,094,000.

On June 25, 2019, the Company and Robot Cache, S.L. rescinded the Stock Purchase Agreement (the “SPA”) and Simple Agreement for Future Equity (the “SAFE”) previously entered into by the parties, the parties released claims against the other, and 600,000 shares of Company common stock and 300,000 warrants to purchase common stock previously issued to BurstIQ pursuant to the SPA and SAFE shall be returned and cancelled. As a result of the rescission the Company recorded a gain on rescission of token agreements of $2,429,981. As of July 31, 2018, the shares had not been returned, the Company recorded a stock receivable of $1,680,000.

As we will never receive any tokens or equity of any of these blockchain-related companies, we do not believe that federal, state, local or foreign regulations affecting blockchain technologies and digital assets (for example, money transmission laws) will have any affect on our business.

7. ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and a Harvey Romanek that father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of July 31, 2019:

	Principal as of	Years ending July 31, 2019		Principal as of	Accrued interest balance As of
	July 31, 2018	Funds advanced	Funds repaid	July 31, 2019	July 31, 2019
B. Romanek, President and CEO	$96,023	$113,303	$(175,500)	$33,826	$10,561
Shareholder Relative of our President and CEO	63,543	6,850	-	70,363	4,893
TOTAL	$159,566	$120,153	$(175,500)	$104,219	$15,454

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

During the year ending July 31, 2019, the Company accrued $135,011 due to Mr. Romanek related to this agreement. As of July 31, 2019, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment agreements totaling $196,717.

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

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, with an employment term through Mr. Halford’s removal or resignation, and providing for compensation as follows: (i) the issuance of 3,000 shares of the Company’s Series A Preferred Stock to Mr. Halford upon signing, (ii) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), (iii) 10% sales commissions, and (iv) three-year warrants to purchase Company common stock as follows: 200,000 shares of common stock at $7.50/share, 500,000 shares of common stock at $10.00/share, and 500,000 shares at $15.00/share.

The preferred shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $2.96 per common share or $296 per preferred share or $888,000.

The stock warrants were valued at a combined total of $3,552,000 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $2.96; exercise price: $7.50/share, $10.00/share and $15.00/share,; term: 3 years; risk-free interest rate: 1.79%; volatility: 456%.

9. NOTES PAYABLE

Notes Payable at consists of the following:	July 31,	July 31,
	2019	2018
On May 12, 2017, the Company issued a $60,000 promissory note; the note carries no interest rate and is payable in monthly installments of $5,000. During the year ended July 31, 2019, $60,000 in principal payments were been paid. The Company imputed interest at a rate of 5%; during the nine months July 31, 2019, the Company recorded imputed interest of $1,822.	-	48,200

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

	-	28,000

Total	-	76,200

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	July 31,	July 31,
	2019	2018

On May 9, 2017, we entered into a convertible promissory note pursuant to which we borrowed $92,500. The note carried an original issue discount of 7.5% ($7,500). Interest under the convertible promissory note was 6% per annum, and the principal and all accrued but unpaid interest was due on May 9, 2018. The note was convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 65% of the lowest closing market price of our common stock during the previous 20 days to the date of the notice of conversion. The Company recorded a debt discount in the amount of $100,000 in connection with the original issue discount and the initial valuation of the derivative liability of the Note which was amortized utilizing the effective interest method of accretion over the term of the Note.

During the quarter ending April 30, 2019, the noteholder notified the Company that it had elected to enforcing certain default rights. As a result, the principal amount of the note increased by $33,932 and the interest rate increased to 16%. They further notified the Company that they had chosen to waive all other default rights.

On May 27, 2019, a Noteholder elected to convert $68,932 of principal and $17,042 of accrued interest into 18,499 shares of the Company common stock in accordance with the rights under their convertible promissory note dated May 9, 2017

On June 7, 2019, a Noteholder elected to convert the remaining $35,000 of principal, $30,000 in default principal and $16,384 of accrued interest into 26,596 shares of the Company common stock in accordance with the rights under their convertible promissory note dated May 9, 2017, fully converting the note such that it is no longer outstanding.

Further, the Company recognized a derivative liability of $170,560 and an initial loss of $78,060 based on the Black-Scholes pricing model. During the year ending July 31, 2019, the Company recorded an additional loss on derivative liability of $218,950.

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $78,966 and $21,034 during the years ended July 31, 2018 and 2017, respectively.	$-	$100,00

Unamortized debt discount	-	-

Total, net of unamortized discount	-	100,000

On April 4, 2019, we entered into a master convertible promissory note pursuant to which we may borrow up to $250,000 in $50,000 tranches.

On April 19, 2019, we borrowed the first tranche of $50,000, net of debt issuance costs and investor legal fees of $7,000, resulting in the Company receiving $43,000.

On June 19, 2019, we borrowed the second tranche of $50,000, net of debt issuance costs and investor legal fees of $7,000, resulting in the Company receiving $43,000.	100,000	-

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on April 4, 2020. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price equal to the lesser of (i) the lowest Trading Price during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note or (ii) Variable Conversion Price of 60% multiplied by the lowest Trading Price for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.

The Company recorded debt discounts in the amount of $100,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $23,541 during the year ended July 31, 2019.

Further, the Company recognized a derivative liability of $350,878 and an initial loss of $250,878 based on the Black-Scholes pricing model. During the year ended, July 31, 2019, the Company recorded a gain on derivative liability of $124,241.

Unamortized debt discount	(76,713)	-

Total, net of unamortized discount	23,287	-

On June 20, 2019, we entered into a convertible promissory note pursuant to which we borrowed $291,108, net of an Original Issue Discount (“OID”) of $36,108 and investor legal expenses of $5,000 resulting in the Company receiving $250,000.

Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on June 20, 2020. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a conversion price equal to $8.80 (the “Lender Conversion Price”). Additionally, after 6 months from the date the Company receives note funding, the noteholder has the right to demand whole or partial redemption of amounts owed to the noteholder under the note. Payments of redemption amounts by the Company to the noteholder can be made in cash or by converting the redemption amount into shares common stock of the Company, with such conversions occurring at the lower of (i) the Lender Conversion Price, or (ii) a price equal to the 65% of the two lowest Closing Trade Prices during the ten (10) Trading Day period immediately preceding the measurement date.

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $20,999 during the years ended July 31, 2019.

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the year ended, July 31, 2019, the Company recorded an additional loss on derivative liability of $60,790.	291,108	-

Unamortized debt discount	(161,500)	-

Total, net of unamortized discount	129,608	-

Total, net of unamortized discount	$152,895	$100,000

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

The Company recorded a debt discount in the amount of $150,000 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $150,000 during the years ended April 30, 2019.

Further, the Company recognized a derivative liability of $289,420 and an initial loss of $154,920 based on the Black-Scholes pricing model. During the year ending July 31, 2019, the Company recorded an additional loss on derivative liability of $3,649,041.

On April 25, 2019, all principal and accrued interest of $150,000 and $5,474, respectively was converted into 304,042 shares of the Company’s common stock.

11. CONVERTIBLE NOTES PAYABLE RELATED PARTY

On May 1, 2019, we entered into a convertible promissory note pursuant to which we borrowed $200,000 from Harvey Romanek, the father of the Company’s Chief Executive Officer, Brandon Romanek. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible six months after the issuance date at the noteholder’s option into shares of our common stock at a Variable Conversion Price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $24,658 during the years ended July 31, 2019.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. During the year ended July 31, 2019, the Company also recorded a gain on derivative liability of $82,965.

As of July 31, 2019, convertible notes due to related parties net of unamortized debt discounts of $175,342, was $24,658.

12. DERIVATIVE LIABILITY

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of July 31, 2019, and 2019:

Amount
Balance July 31, 2017	$146,229
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt settlement	-
Change in fair market value of derivative liabilities	(86,444)
Balance July 31, 2018	$59,785
Debt discount originated from derivative liabilities	438,827
Initial loss recorded	1,132,259
Adjustment to derivative liability due to debt settlement	(3,938,462)
Change in fair market value of derivative liabilities	2,918,856
Balance July 31, 2019	$611,265

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and July 31, 2019:

Fair value assumptions – derivative notes:	Date of issuance	July 31, 2019
Risk free interest rate	1.14-2.57%	1.89%
Expected term (years)	1.00-0.50	0.90-0.01
Expected volatility	390.76-458.59%	454.88%
Expected dividends	0	0

13. STOCK WARRANTS

The following is a summary of warrant activity during the year ended July 31, 2018 and 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2017	12,500	$10.00

Warrants granted and assumed	403,750	$21.56
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-

Balance, July 31, 2018	416,250	$21.21

Warrants granted and assumed	1,400,000	10.32
Warrants expired	-	-
Warrants rescinded or canceled	(300,000)	25.42
Warrants exercised	(10,000)	7.50

Balance, July 31, 2019	1,506,250	$10.34

1,506,250 of the warrants outstanding as of July 31, 2019 were exercisable.

Issuances of Stock Warrants for the years ended July 31, 2018

On October 13, 2017, the Company issued stock warrants to purchase 3,000 shares of its common stock to a third-party lender as part of a financing agreement. The warrants have a strike price of $20.00. The stock warrants were exercisable immediately upon grant and have a life of 3 years.

On March 5, 2018, the Company received $25,000 from an investor pursuant to a private placement agreement with the investor to purchase 6,250 shares of the Company’s common stock and 6,250 warrants to purchase shares of the Company’s common stock at $20.00 per share for a period of three years. If the Company’s common stock has closed for 20 consecutive trading days above $30.00 per share, the investor must exercise the warrant within 30 days. The shares were recorded as stock payable until their issuance in November of 2018.

On March 31, 2018, the Company entered into an agreement to settle all outstanding principal and interest due under the October 13, 2017 promissory note totaling $33,473. Under the terms of the agreement the Company issued 9,500 shares and 19,500 3-year, warrants with a strike price of $20.00 and received an unconditional release of all liability under the promissory note. The shares and warrants were fair valued at $165,707 on the date of issuance, and a loss on settlement of debt of $132,234 was recoded as a result of the settlement agreement.

On April 6, 2018, the Company received $40,000 from an investor pursuant to a private placement agreement with the investor to purchase 10,000 shares of the Company’s common stock and 25,000 warrants to purchase shares of the Company’s common stock at $20.00 per share for a period of five years. The shares have not been issued and have been recorded as stock payable as of July 31, 2019.

On June 30, 2018, the Company engaged a new consultant for business advisory services related to staffing and administrative services rendered during June 2018. The Consultant was issued 2-year cashless warrants to purchase 50,000 shares of the company’s common stock for $0.10 per share.

On July 31, 2018, the Company entered into a Common Stock Purchase Agreement with and closed on (i) the purchase of rights to 10,536,315 “IRON” cryptographic tokens of Robot Cache, S.L., a Spanish limited company (“Robot Cache”), and (ii) a right of first refusal to purchase up to 3% of the capital stock of Robot Cache in a subsequent equity financing, in consideration of the Company’s issuance of 600,000 shares of the Company’s common stock to Robot Cache, and non-cashless warrants to purchase 300,000 shares of the Company’s common. These non-cashless warrants are exercisable through the earlier of July 31, 2021, and the date that is 30 days after the date that the 5-day volume-weighted average price of the Company’s common stock exceeds the exercise price for the warrants by 25%. The exercise price for the warrants is staggered as follows: 50,000 shares at $7.50/share, 50,000 shares at $10.00/share, 50,000 shares at $15.00/share, 50,000 shares at $20.00/share, and 100,000 shares at $50.00/share.

Issuance and cancellation of Stock Warrants for the years ended July 31, 2019

On November 29, 2018, Company issued 20,000 stock warrants to a consultant for convention management services rendered during the quarter ended January 31, 2019. The stock warrants were valued at $19,954 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $1.01; exercise price: $5.00; term: 2 years; risk-free interest rate: 2.81%; volatility: 394%.

On November 29, 2018, Company issued 20,000 stock warrants to a consultant for research and development services rendered during the quarter ended January 31, 2019. The stock warrants were valued at $19,954 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $1.01; exercise price: $5.00; term: 2 years; risk-free interest rate: 2.81%; volatility: 394%.

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

On April 4, 2019, the Company issued stock warrants to purchase 5,000 shares of its common stock to a lender as part of a financing agreement. The warrants have a strike price of $10.00. The stock warrants are exercisable any time after issuance and have a life of 3 years. The value the warrants is embedded in the debt discount of the associated convertible promissory note. The valuation of the debt discount associated with the warrants was $36,247 which was made using the following assumptions: stock price at grant: $7.25; exercise price: $10.00; term: 3 years; risk-free interest rate: 2.49%; volatility: 459%.

On June 19, 2019, the Company issued stock warrants to purchase 5,000 shares of its common stock to a lender as part of a financing agreement. The warrants have a strike price of $10.00. The stock warrants are exercisable any time after issuance and have a life of 3 years. The value the warrants is embedded in the debt discount of the associated convertible promissory note. The valuation of the debt discount associated with the warrants was $24,247 which was made using the following assumptions: stock price at grant: $4.85; exercise price: $10.00; term: 3 years; risk-free interest rate: 2.11%; volatility: 457%.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company under the agreement Mr. Halford was issued three-year warrants to purchase Company common stock as follows: 200,000 shares of common stock at $7.50/share, 500,000 shares of common stock at $10.00/share, and 500,000 shares at $15.00/share. (See note 8 for additional details) The stock warrants were valued at a combined total of $3,552,000 using the Black-Scholes option pricing model. The valuation was made using the following assumptions: stock price at grant: $2.96; exercise price: $7.50/share, $10.00/share and $15.00/share; term: 3 years; risk-free interest rate: 1.79%; volatility: 456%.

On June 25, 2019, we rescinded our acquisition agreements with Robot Cache, as a result of the rescission 300,000 warrants were cancelled. The warrants carried the exercise prices staggered as follows: 50,000 shares at $7.50/share, 50,000 shares at $10.00/share, 50,000 shares at $15.00/share, 50,000 shares at $20.00/share, and 100,000 shares at $50.00/share.

14. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of July 31, 2019, and July 31, 2018, the Company had 14,434,098 and 13,004,740 shares of common stock issued and outstanding, respectively.

As of July 31, 2019, and July 31, 2018, the Company had 217,000 and 206,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of July 31, 2019, and July 31, 2018, the Company had 0 and 16,500 shares of Series B Preferred Stock issued and outstanding, respectively.

The Company also has 282,241 shares payable in relation to prior agreements which were valued based upon their respective agreement dates at $417,469.

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

As of July 31, 2019, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

Issuances of Common and Preferred Stock for the years ended July 31, 2018

On August 10, 2017, the Company issued 500 shares of common stock to a marketing consultant for production of marketing materials during the month of August 2017. The shares were fair valued at $1,740 at the date of grant.

On August 28, 2017, the Company issued 250 shares of common stock to the same marketing consultant for production of additional marketing materials during the month of August 2017. The shares were fair valued at $973 at the date of grant.

On November 27, 2017, the Company agreed to issue 5,000 shares of common stock to a legal advisor for services rendered during the three months ending October 2017. The shares were fair valued at $13,000 and deemed fully earned at the date of grant.

On December 16, 2017, the Company agreed to issue 16,250 shares of common stock to a financial consultant for accounting services. The shares were fair valued at $48,263 at the date of grant. The shares vest as follows: 10,000 shares vest on January 1, 2018; 2,500 shares vest upon completion of the audit of the fiscal years ending July 31, 2017 and 2016; 1,250 shares vest upon completion of the review of the Company’s financial statements for the quarter ending October 31, 2017; 1,250 shares vest upon completion of the January 31, 2018 review; and 1,250 shares vest upon filing of the Company’s April 30, 2018 review. The shares were recorded as stock payable until their issuance in November of 2018.

On February 15, 2018, the Company agreed to issue 15,000 shares of common stock to a legal advisor for services rendered during the three months ending January 31, 2019. The shares were fair valued at $102,000 ($6.80 per share) and deemed fully earned at the date of grant.

On March 5, 2018, the Company received $25,000 from an investor pursuant to a private placement agreement with the investor to purchase 6,250 shares of the Company’s common stock and 6,250 warrants to purchase shares of the Company’s common stock at $20.00 per share for a period of three years. If the Company’s common stock has closed for 20 consecutive trading days above $30.00 per share, the investor must exercise the warrant within 30 days. The shares were recorded as stock payable until their issuance in November of 2018.

On March 31, 2018, the Company entered into two agreements with BurstIQ Analytics Corporation, a Colorado corporation (“BurstIQ”), a Simple Agreement for Future Tokens (the “SAFT”) and Simple Agreement for Future Equity (the “SAFE”). Pursuant to the SAFT and the SAFE, the Company purchased (i) the right to a number of BIQ tokens equal to $2,500,000 divided by a 35% discount to the maximum price per token sold by BurstIQ to the public during a network launch, and (ii) the right to a number shares of BurstIQ’s preferred stock sold in a subsequent equity financing equal to $2,500,000 divided by a deemed $6.50 price per share, in consideration of the issuance of an aggregate of 500,000 shares of the Company’s common stock to BurstIQ. On May 3, 2019, we rescinded our acquisition agreements with BurstIQ, and BurstIQ agreed to return 500,000 shares of the Company’s common stock to the Company for cancellation.

On March 31, 2018, the Company and a lender agreed to settle a $30,000 promissory note and associated accrued interest of $3,473. The Company agreed to issue 9,500 shares of the Company’s common stock and warrants to purchase 19,500 shares of the Company’s common stock at $20.00 for a three-year term. In return for the consideration, the lender agreed to release the Company from all amounts owed. The shares have not been issued and have been recorded as stock payable as of July 31, 2019.

On April 6, 2018, the Company received $40,000 from an investor pursuant to a private placement agreement with the investor to purchase 10,000 shares of the Company’s common stock and 25,000 warrants to purchase shares of the Company’s common stock at $20.00 per share for a period of five years. The shares have not been issued and have been recorded as stock payable as of July 31, 2019.

On April 10, 2018, the Company agreed to issue 5,000 shares of common stock to a new marketing consultant for investor relations services rendered. The shares were fair valued at $31,450 at the date of grant. The shares vested immediately upon issuance.

On June 1, 2018, the Company agreed to issue 5,000 shares of common stock to a financial consultant for accounting services rendered during the month of June 2018. The shares were fair valued at $17,550 at the date of grant. The shares vested immediately upon issuance.

On June 14, 2018, the Company issued 6,000 shares of the Company's Series A Preferred Stock, with each share convertible into 100 shares of the Company's common stock, to ImpactPPA Limited, a Bahamian company (“ImpactPPA”). In exchange, the Company received the right to $4,500,000 of ImpactPPA’s MPQ tokens and the right to purchase a 3% equity stake in ImpactPPA within four months of the closing date of this transaction. On June 20, 2019, we rescinded our acquisition agreements with ImpacctPA and ImpacctPPA agreed to return all of the shares issued as a result of the agreement for cancellation.

On July 31, 2018, the Company entered into a Common Stock Purchase Agreement with and closed on (i) the purchase of rights to 10,536,315 “IRON” cryptographic tokens of Robot Cache, S.L., a Spanish limited company (“Robot Cache”), and (ii) a right of first refusal to purchase up to 3% of the capital stock of Robot Cache in a subsequent equity financing, in consideration of the Company’s issuance of 600,000 shares of the Company’s common stock to Robot Cache, and non-cashless warrants to purchase 300,000 shares of the Company’s common. These non-cashless warrants are exercisable through the earlier of July 31, 2021, and the date that is 30 days after the date that the 5-day volume-weighted average price of the Company’s common stock exceeds the exercise price for the warrants by 25%. The exercise price for the warrants is staggered as follows: 50,000 shares at $7.50/share, 50,000 shares at $10.00/share, 50,000 shares at $15.00/share, 50,000 shares at $20.00/share, and 100,000 shares at $50.00/share. On June 20, 2019, we rescinded our acquisition agreements with Robot Cache and Robot Cache agreed to return all of the shares and warrants issued as a result of the agreement for cancellation.

Issuances of Common and Preferred Stock for the year ended July 31, 2019

On August 27, 2018, the Company agreed to issue 1,000 shares of the Company's Series A Preferred Stock to a legal advisor for services rendered in the quarter ending October 31, 2018. The shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $3.148 per common share or $314.80 per preferred share or $314,800.

On September 28, 2018, the Company agreed to issue 50,000 shares of common stock to a financial consultant for accounting services rendered during the quarter ending October 31, 2018. The shares were fair valued at $35,000 at the date of grant. The shares vested immediately upon issuance. 50 shares have not been issued and have been recorded as stock payable as of July 31, 2019

On November 28, 2018, the Company agreed to issue 25,000 shares of common stock to a health care consultant for services rendered as the Company’s medical director during the quarter ended January 31, 2019. The shares were fair valued at $26,225 at the date of grant. The shares vested immediately upon issuance. As of July 31, 2019, the shares had not yet been issued and have been recorded as stock payable.

On November 29, 2018, the Company agreed to issue 15,000 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a new business advisory consultant for convention management consulting services rendered during the quarter ended January 31, 2019. The shares and warrants were fair valued at $35,089 at the date of grant. The shares vested immediately upon issuance. 12,500 shares were issued, and 2,500 shares remain payable to the Consultant and are recorded as stock payable as of July 31, 2019.

On November 29, 2018, the Company agreed to issue 12,500 shares of common stock and 20,000 warrants to purchase shares of the Company’s common stock at a price of $5.00 for a period of two years to a new business advisory consultant for research and development services rendered during the quarter ended January 31, 2019. The shares and warrants were fair valued at $32,567 at the date of grant. The shares vested immediately upon issuance.

On January 4, 2019, the Company and a lender agreed to settle a $10,747 promissory note and associated accrued interest of $1,373. The Company agreed to issue 99,880 shares of the Company’s common stock. In return for the consideration the lender agreed to release the Company from all amounts owed. 80 shares have not been issued and have been recorded as stock payable as of July 31, 2019.

On January 29, 2019, the Company agreed to issue 100,000 shares of common stock to a new business advisory consultant for business development services rendered in the quarter ending January 31, 2019. The shares were fair valued at $70,000 at the date of grant. The shares vested immediately upon issuance.

On February 14, 2019, the Company issued 60,000 shares of common stock to a new investor relations advisory firm for services rendered during February 2019. The shares were fair valued at $78,000 at the date of grant. The shares vested immediately upon issuance.

On March 14, 2019, the Company issued 50,000 shares of common stock to the same investor relations advisory firm for services rendered during March 2019. The shares were fair valued at $339,000 at the date of grant. The shares vested immediately upon issuance.

On April 14, 2019, the Company issued 50,000 shares of common stock to the same investor relations advisory firm for services rendered during April 2019. The shares were fair valued at $547,500 at the date of grant. The shares vested immediately upon issuance.

On April 25, 2019, a lender elected to convert principal and accrued interest of $150,000 and $5,474, respectively into 304,042 shares of the Company’s common stock in accordance with the rights under their convertible promissory note dated January 4, 2019.

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

On May 3, 2019, the Company and BurstIQ rescinded the Simple Agreement for Future Tokens (the “SAFT”) and Simple Agreement for Future Equity (the “SAFE”) previously entered into by the parties, the parties released claims against the other, and 500,000 shares of the Company’s common stock previously issued to BurstIQ pursuant to the SAFT and SAFE shall be returned and cancelled. As a result of the rescission the Company recorded a gain on rescission of token agreements of $3,128,000. As of July 31, 2018, the shares had not been returned, the Company recorded a stock receivable of $3,128,000.

On May 14, 2019, the Company issued 15,000 shares of common stock to a legal advisor for services rendered during the quarter ending July 31, 2019. The shares were fair valued at $140,250 at the date of grant.

On May 14, 2019, the Company issued 2,971 shares to a warrant holder as a result of the cashless exercise of 10,000 warrants. The warrants carried a strike price of $7.50.

On May 27, 2019, a lender elected to convert $68,932 of principal and $17,042 of accrued interest into 18,499 shares of the Company common stock in accordance with the rights under their convertible promissory note dated May 9, 2017. (See Note 8 for additional details)

On June 7, 2019, a lender elected to convert the remaining $35,000 of principal, $30,000 in default principal and $16,384 of accrued interest into 26,596 shares of the Company common stock in accordance with the rights under their convertible promissory note dated May 9, 2017, fully converting the note such that it is no longer outstanding. (See Note 8 for additional details)

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company under the agreement Mr. Halford was issued 3,000 shares of the Company’s Series A Preferred Stock upon signing. (See note 8 for additional details) The preferred shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $2.96 per common share or $296 per preferred share or $888,000.

On June 26, 2019, the Company agreed to issue 10,000 shares of common stock to a real estate consultant for services rendered during the quarter ending July 31, 2019. The shares were fair valued at $38,400 at the date of grant. The shares vested immediately upon issuance.

On June 20, 2019, ImpactPPA converted their 6,000 shares of the Company’s Series A Preferred Stock into 600,000 shares of the Company’s common stock. On June 26, 2016, we rescinded our acquisition agreement with ImpactPPA, and ImpactPPA agreed to return 600,000 shares of the Company’s Common Stock to the Company for cancellation. As a result of the rescission the Company recorded a gain on rescission of token agreements of $2,094,000. As of July 31, 2018, the shares had not been returned, the Company recorded a stock receivable of $2,094,000.

On June 25, 2019, we rescinded our acquisition agreements with Robot Cache, and Robot Cache agreed to return 600,000 shares of the Company’s common stock to the Company for cancellation, and the 300,000 warrants previously issued were canceled. As a result of the rescission the Company recorded a gain on rescission of token agreements of $2,429,981. As of July 31, 2018, the shares had not been returned, the Company recorded a stock receivable of $1,680,000.

On July 9, 2019, 16,500 shares of Series B Preferred Stock were converted into 150,000 shares of common stock. As of July 31, 2019, the shares of common stock had not been issued and the shares are included in stock payable on the Company’s balance sheet.

On July 15, 2019, the Company agreed to issue 70,111 shares of common stock to an investor relations consultant for services rendered during the quarter ending July 31, 2019. The shares were fair valued at $234,872 at the date of grant. The shares vested immediately upon issuance.

On July 16, 2019, the Company agreed to issue 5,000 shares of common stock to a consultant for marketing services rendered during the quarter ending July 31, 2019. The shares were fair valued at $16,000 at the date of grant. The shares vested immediately upon issuance.

15. COMMITMENTS AND CONTINGENCIES

The Company does not own any real property. Currently the Company leases approximately 1,250 square feet of 3,800 shared mixed-use office and living space in San Diego, California, from our CEO, Mr. Romanek, at a monthly rent of $3,500. The lease includes all utilities and the lease term ends October 1, 2020.

16. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,709,774 which is calculated by multiplying a 20% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company’s deferred tax asset as of July 31, 2018 and 2017 are as follows:

	For the period ended July 31,
	2019	2018
Book loss for the year	$(23,307,064)	$(6,139,400)
Adjustments:
Non-deductible portion of meals and entertainment	6,339	6,339
Non-deductible portion of stock compensation	466,645	466,645
Non-deductible penalties	—	—
Tax gain/(loss) for the year	520,253	(5,666,416)
Estimated effective tax rate	20%	20%
Deferred tax asset	$104,051	$(1,133,283)

As of July 31,
	2019	2018
Deferred tax asset	$1,674,620	$1,709,774
Valuation allowance	(1,674,620)	(1,709,774)
Current taxes payable	—	—
Income tax expense	$—	$—

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2019	(104,051)	2039
2018	$5,666,416	2038
2017	336,344	2037
2016	91,998	2036
2015	284,299	2035
2014	576,046	2034
2013	1,133,126	2033
2012	241,552	2032
2011	24,772	2031
2010	37,864	2030
2009	68,873	2029
2008	15,709	2028
2007	153	2027
Total	$8,373,101

The Company plans to file its U.S. federal return for the year ended July 31, 2018 upon the issuance of this filing. The tax years 2014-2018 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2019, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other the events disclosed below.

Issuance of shares of common stock

On August 1, 2019, the Company issued 267,241 shares of common stock for $358,269 in stock payable under prior agreements.

On September 10, 2019, a shareholder converted 1,000 shares of Series A preferred stock into 100,000 shares of common stock.

On October 18, 2019, a convertible note holder converted $10,032 in principal and fees into 16,500 shares of common stock at a conversion price of $0.608 per share.

Short-term investments

On August 2, 2019, the Company purchased $94,578 in silver bars and coins as a short-term investment. The Company intends to hold the metals as a short-term investment and will sell the metals at a future date.

On August 20, 2019, the Company purchased $19,593 in silver bars and coins as a short-term investment. The Company intends to hold the metals as a short-term investment and will sell the metals at a future date.

On October 29, 2019, the Company purchased $53,951 in silver metals and coins as a short-term investment. The Company intends to hold the metals as a short-term investment and will sell the metals at a future date.

On October 31, 2019, the Company entered into a 6.9% promissory note for $70,000. The note is secured by the precious metals purchased on August 2, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the fiscal year ended July 31, 2019.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a simple system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and Directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019. Based on this assessment, management concluded that, as of July 31, 2019, the Company’s internal control over financial reporting was not effective based on those criteria.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company plans to add independent directors to its Board and create an audit committee with at least three directors that qualify as “independent” directors pursuant to relevant NASDAQ or similar exchange rules.
•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring of accounting personnel and appointment of independent members of the Board is contingent upon the Company’s operational efforts. Management expects to hire additional personnel and staff its audit committee with at additional independent directors in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a “Non-Accelerated Filer” or “Smaller Reporting Company” from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions	Period of Service Began
Brandon Romanek	45	CEO, President, CFO, Secretary, Director (1)	January 12, 2017

Enzo Villani	49	Director (1)	April 25, 2019

__________

(1) All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time, and due to its small size does not believe that committees are necessary at this time. The Company’s Board fulfills the duties of an audit committee. None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Director and Officer Biographical Information

Brandon Romanek

Brandon Romanek’s background in brokerage firms, hedge funds, institutions, money management, and trading prepared him for the task of building THC Therapeutics. Beginning in 1999, Mr. Romanek traded with Wedbush, Merrill Lynch other brokerage firms using portfolio margin. Mr. Romanek has traded on many platforms including Real Tick, Sterling, LightSpeed, and Firetip. From 2002-2006, Mr. Romanek traded CFD’s with the CMC Markets in Toronto. From 2008, Mr. Romanek was a commodities trader in the precious metals markets. He was a broker dealer in physical metals from 2009-2011, mostly doing business with Amark, a publicly traded metals dealer. Mr. Romanek is also founder and CEO of SBR Asset Management. Mr. Romanek became the CEO and director of the Company in January of 2017, and he has not been the director of any other public company during the past five years. We believe that Mr. Romanek’s financial markets background makes him a valuable member of our Board of Directors.

Enzo Villani

Fiorenzo “Enzo” Villani has raised over $500 million in funding, completing M&A transactions and venture funding from private equity, venture capital funds, and the public markets during his career. He is also the founder and Managing Partner of Thrust Capital, Ltd. Previously, Mr. Villani was Managing Director, Strategy, for the NASDAQ, where he co-founded NASDAQ Global Corporate Solutions Group and where he completed the first two acquisitions to form the group. After spending six years at NASDAQ, he co-founded and became Chief Strategy Officer for a corporate communications investment fund, where he completed a $200 million strategic M&A roll-up of five Tier-1 communications firms, including DF King & Co. He has completed over 15 acquisitions over 6 continents. Mr. Villani was also CEO of Equities.com, the world’s largest middle-market and emerging growth company content publisher, growing the business 300% over three years. Mr. Villani is currently the Managing Partner at Transform Group, and Mr. Villani has lead companies that have serviced numerous public companies with digital investor relations, proxy solicitation, investor targeting, and shareholder communications. Mr. Villani holds an MBA from Cornell University. We believe that Mr. Villani’s financial and capital markets background makes him a valuable member of our Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

(1) had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5) has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) has been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Our Directors are elected at the annual meeting of the stockholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of Directors and serve at the discretion of the board of Directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising as a result of their service as officers, directors or agents of the Company. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and similar successors; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred on directors and officers of the Company. Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under Nevada law.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended July 31, 2019 and July 31, 2018, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended July 31,	Salary ($)	Total ($)
Brandon Romanek, CEO/CFO (1)	2018	$61,705	$61,705
	2019	$135,011	$135,011

___________

(1)	Mr. Romanek was appointed as CEO of the Company on January 12, 2017. He had no other compensation in the fiscal years ended July 31, 2019 and 2018, other than salary.

Director Compensation

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

No other directors receive compensation for serving as a director of the Company.

Employment Agreements

Except for the following agreements, the Company does not have any written agreements with any of its executive officers or directors.

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.

On February 1, 2019, we amended the employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $178,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred. Pursuant to the original and amended employment agreement, Mr. Romanek’s employment can be terminated by either the Company or Mr. Romanek at any time, but if the Company terminates Mr. Romanek for a reason other than total disability or “Cause” or if Mr. Romanek terminates his employment for “Good Reason” in the absence of Cause, then the Company is obligated to pay Mr. Romanek (i) a severance payment equal to 18 months’ salary plus one years’ incentive compensation bonus, and (ii) a pro rata portion of the bonus that Mr. Romanek would have received for the portion of the year that Mr. Romanek was employed, and any unvested equity compensation awards will immediately vest. “Cause” is generally defined as (i) willful failure to perform material duties, (ii) willful and gross misconduct, (iii) conviction or plea of no contest to the commission of a felony or any misdemeanor that is a crime of moral turpitude, (iv) breach of the non-competition, non-solicitation or confidentiality covenants in the employment agreement, or (v) any other willful act having the intended effect of injuring the reputation, business or business relationships of the Company or its affiliates. “Good Reason” is generally defined as a (i) a material reduction in the employee’s base salary or a material reduction in annual incentive compensation opportunity, in each case other than any isolated or inadvertent failure by Company that is not in bad faith and is cured within 30 business days after the employee gives Company notice of such event, (ii) a material diminution the employee’s title, duties and responsibilities, other than any isolated or inadvertent failure by Company that is not in bad faith and is cured within 30 business days after the employee gives Company notice of such event, (iii) a transfer of the employee’s primary workplace by more than 50 miles from his current workplace, or (iv) the failure of a successor to the Company to have assumed the employment agreement obligations in connection with any sale of the business. Finally, if there is a change of control of the Company (generally defined as the sale or other disposition of substantially all of the Company’s property, assets or business or a merger or similar transaction with another entity in which more than 50% of the voting power of the Company is disposed of), Mr. Romanek will have the option to terminate his employment, and such termination will be considered a termination by the Company for reasons other than Cause (meaning that Mr. Romanek would be entitled to the severance and prorated bonus described above, and any unvested equity compensation awards would immediately vest).

During the year ending July 31, 2019, the Company accrued $135,011 due to Mr. Romanek related to this agreement. As of July 31, 2019, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment agreements totaling $196,717.

On April 25, 2019, the Company entered into a director agreement with Mr. Villani, with a term through the next annual meeting of the Company’s shareholders or Mr. Villani’s removal or resignation, and providing for the issuance of 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani at appointment, and 1,661 shares of the Company’s common stock per quarter beginning July 31, 2019. Pursuant to the director agreement with Mr. Villani, the Company cannot terminate the agreement with Mr. Villani without the approval of 75% of the members of the Company’s board of directors.

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of July 31, 2019, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Series A Preferred Stock, and Series B Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of July 31, 2019, the Company had authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, with 3,000,000 shares of preferred stock designated as Series A Preferred Stock, and 165,000 shares of preferred stock designated as Series B Preferred Stock. There were 14,434,098 shares of common stock, 217,000 shares of Series A Preferred Stock, and 0 shares of Series B Preferred Stock outstanding as of July 31, 2019. Each share of Series A Preferred Stock is convertible into 100 shares of common stock, and each share entitles the holder thereof to 100 votes per share. Each share of Series B Preferred Stock is convertible one year following issuance at a variable conversion rate equal to the stated price of $1.00 divided by the prior day’s closing price of the Company’s common stock as quoted on the OTC Link, LLC , operated by OTC Markets Group, Inc.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 30, 2019, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 645 Front St., #2202, San Diego, California, 92101.

Security Ownership of Certain Beneficial Owners & Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Brandon Romanek	10,531,632	72.96%
Series A Preferred Stock	Brandon Romanek	200,000	92. %
Series A Preferred Stock	Enzo Villani	13,000	5.99%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.

On February 1, 2019, we amended the employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $178,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.

During the year ending July 31, 2019, the Company accrued $135,011 due to Mr. Romanek related to this agreement. As of July 31, 2019, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment agreements totaling $196,717.

On April 25, 2019, Fiorenzo “Enzo” Villani was appointed a member of the Company’s Board of Directors, and entered into a director agreement with him. The Company issued 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani in consideration of his appointment as a member of the Company’s Board of Directors and pursuant to the director agreement. The shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $13.55 per common share or $1,355 per preferred share or $17,615,000. He will also be issued 1,661 shares of the Company’s common stock per quarter beginning July 31, 2019, pursuant to Company’s director agreement with Mr. Villani.

On May 1, 2019, we entered into a convertible promissory note pursuant to which we borrowed $200,000 from Harvey Romanek, the father of the Company’s Chief Executive Officer, Brandon Romanek. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible six months after the issuance date at the noteholder’s option into shares of our common stock at a Variable Conversion Price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, with an employment term through Mr. Halford’s removal or resignation, and providing for compensation as follows: (i) the issuance of 3,000 shares of the Company’s Series A Preferred Stock to Mr. Halford upon signing, (ii) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), (iii) 10% sales commissions, and (iv) three-year warrants to purchase Company common stock as follows: 200,000 shares of common stock at $7.50/share, 500,000 shares of common stock at $10.00/share, and 500,000 shares at $15.00/share.

Advances from related parties for the years ending July 31, 2019 and 2018

Our Chief Executive Officer and a Harvey Romanek that father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of July 31, 2019:

	Principal as of	Years ending July 31, 2019		Principal as of	Accrued interest balance As of
	July 31, 2018	Funds advanced	Funds repaid	July 31, 2019	July 31, 2019
B. Romanek, President and CEO	$96,023	$113,303	$(175,500)	$33,826	$10,561
Shareholder Relative of our President and CEO	63,543	6,850	-	70,363	4,893
TOTAL	$159,566	$120,153	$(175,500)	$104,219	$15,454

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company currently has two directors, and neither of the directors is independent under either board or committee independence standards. The Company does not have a compensation, nominating or audit committee.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the years indicated, for the categories of services indicated.

	Years Ended July 31,
Category	2019	2018
Audit Fees	$9,000	$27,500
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$9,000	$27,500

Audit fees. Consists of fees billed for the audit of our annual consolidated financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit	Description

3.1	Bylaws (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.1 thereto)

3.2	Articles of Incorporation filed May 1, 2007 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.2 thereto)

3.3	Articles of Amendment filed January 23, 2017 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.3 thereto)

3.4	Articles of Amendment filed January 17, 2018 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.4 thereto)

3.5

Certificate of Designation for Series A Preferred Stock filed January 24, 2017 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.5 thereto)

3.6	Certificate of Designation for Series B Preferred Stock May 12, 2017 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.6 thereto)

3.7

Amended Certificate of Designation for Series B Preferred Stock filed June 5, 2017 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.7 thereto)

3.8	Articles of Amendment filed September 28, 2018 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 3.8 thereto)

10.1

Asset Purchase Agreement with Brandon Romanek dated January 20, 2017 (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 10.1 thereto)

10.2

Patent Assignment by and between Harvey Romanek and Brandon Romanek dated November 7, 2016 (incorporated by reference to Registration Statement on Form 10/A filed on October 4, 2019; File No. 000-55994; Exhibit 10.2 thereto)

10.3	Patent Assignment Confirmation and Release by Brandon Romanek (incorporated by reference to Registration Statement on Form 10/A filed on October 4, 2019; File No. 000-55994; Exhibit 10.3 thereto)

10.4	Patent Assignment Confirmation and Release by Harvey Romanek (incorporated by reference to Registration Statement on Form 10/A filed on October 4, 2019; File No. 000-55994; Exhibit 10.4 thereto)

10.5

Asset Purchase Agreement with Urban Oasis Float Center, LLC dated June 1, 2017 (incorporated by reference to Registration Statement on Form 10/A filed on April 8, 2019; File No. 000-55994; Exhibit 10.2 thereto)

10.6	Amended Employment Agreement with Brandon Romanek February 1, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.4 thereto)

10.7	Director Agreement with Fiorenzo Villani dated April 25, 2019 (incorporated by reference to Registration Statement on Form 10/A filed on July 8, 2019; File No. 000-55994; Exhibit 10.4 thereto)

10.8	Employment Agreement with Joshua Halford dated June 15, 2019 (incorporated by reference to Registration Statement on Form 10/A filed on July 8, 2019; File No. 000-55994; Exhibit 10.5 thereto)

10.9

Consulting Agreement with Regal Consulting, LLC, dated February 14, 2019, and effective February 18, 2019 (incorporated by reference to Current Report on Form 8-K filed on February 20, 2019; File No. 000-55994; Exhibit 10.2 thereto)

10.10	Amendment to Consulting Agreement with Regal Consulting, LLC, dated March 18, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.8 thereto)

10.11	Convertible Promissory Note dated January 13, 2017 (incorporated by reference to Registration Statement on Form 10/A filed on October 4, 2019; File No. 000-55994; Exhibit 10.11 thereto)

10.12	Secured Promissory Note dated May 12, 2017 (incorporated by reference to Registration Statement on Form 10/A filed on October 4, 2019; File No. 000-55994; Exhibit 10.12 thereto)

10.13	Promissory Note dated June 30, 2018, and issued July 3, 2018 (incorporated by reference to Registration Statement on Form 10/A filed on October 4, 2019; File No. 000-55994; Exhibit 10.13 thereto)

10.14

7.5% Original Issue Discount Convertible Debenture dated May 9, 2017 (incorporated by reference to Registration Statement on Form 10/A filed on October 4, 2019; File No. 000-55994; Exhibit 10.14 thereto)

10.15

Senior Secured Convertible Promissory Note dated January 3, 2019, and issued January 4, 2019 (incorporated by reference to Current Report on Form 8-K filed on February 20, 2019; File No. 000-55994; Exhibit 10.1 thereto)

10.16	Convertible Promissory Note dated April 4, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.9 thereto)

10.17	10% Convertible Promissory Note dated May 1, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.10 thereto)

10.18	Secured Convertible Promissory Note dated June 20, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.11 thereto)

21	Subsidiaries (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 21 thereto)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Brandon Romanek	November 14, 2019
Brandon Romanek, President	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brandon Romanek	November 14, 2019
Brandon Romanek, Director	Date

