Form 10-K/A
period 2019-07-31
THC Therapeutics, Inc.
filed 2019-11-18
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of THC Therapeutics, Inc. (the “Company”) for the year ended July 31, 2019, amends the Annual Report on Form 10-K that was originally filed on November 14, 2019, to include interactive data file exhibits and to correct three typographical errors in Note 3 and Note 16 to the Company’s consolidated financial statements.

2

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

5

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $317,551 and $2,969 in cash and no cash equivalents as of July 31, 2019 and July 31, 2018, respectively.

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

The aggregate issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $78,966 and $21,034 during the years ended July 31, 2018 and 2017, respectively.	$-	$100,000

Unamortized debt discount	-	-

Total, net of unamortized discount	-	100,000

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,674,620 which is calculated by multiplying a 20% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company’s deferred tax asset as of July 31, 2019 and 2018 are as follows:

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

________________

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

