Form 10-Q
period 2019-10-31
THC Therapeutics, Inc.
filed 2019-12-23
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

(702) 602-8422

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable

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

As of December 10, 2019, the Company had 14,817,839 shares of common stock outstanding.

THC THERAPEUTICS INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2019	July 31, 2019
ASSETS
Current assets
Cash	$53,994	$317,551
Prepaid Expenses	140,250	140,250
Total current assets	194,244	457,801

Other assets	168,122	-
Fixed Assets, net	31,811	37,143
Intangible Assets, net	23,968	25,078

Total assets	418,145	520,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$407,240	$158,735
Accrued liabilities due to related parties	16,410	217,656
Advances from related parties	70,393	104,219
Notes payable	70,000	-
Convertible Notes payable, net	214,569	152,895
Convertible Notes payable- Related party, net	49,863	24,658
Derivative liability	472,258	611,265
Total current liabilities	1,300,733	1,269,428

Total liabilities	1,300,733	1,269,428

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 14,817,839 and 14,434,098 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	14,818	14,434
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 216,000 and 217,000 series A and B shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 216,000 and 217,000 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	216	217
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and0 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	-	-
Stock payable	61,459	417,469
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	38,789,528	38,421,610
Accumulated deficit	(32,846,609)	(32,701,136)
Total stockholders' equity (deficit)	(882,588)	(749,406)

Total liabilities and stockholders' equity (deficit)	$418,145	$520,022

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31, 2019	October 31, 2018

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	18,287	13,105
Consulting fees	36,888	349,800
Payroll expense	46,937	20,568
General and administrative expenses	63,703	17,821
Impairment expense	-	-
Depreciation and amortization	6,442	6,442
Total operating expenses	172,257	407,736

Loss from operations	(172,257)	(407,736)

Other income (expense)
Gain/(loss) on derivative liability	139,007	(25,347)
Gain/(loss) on settlement of debts	-	-
Gain on rescission of token agreements	-	-
Interest Expense	(112,223)	(5,773)
Total other income (expense)	26,784	(31,120)

Net income (loss)	$(145,473)	$(438,856)

Basic income (loss) per common share	$(0.01)	$(0.03)

Basic weighted average common shares outstanding	14,748,054	13,003,589

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

For the Three Months Ended October 31, 2018

							Additional				Total
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2018	206,000	206	16,500	17	13,004,740	13,004	11,128,690	190,245	-	(9,394,072)	1,938,090
Shares for services	1,000	1	-	-	-	-	314,799	35,000	-	-	349,800
Imputed interest	-	-	-	-	-	-	607	-	-	-	607
Net loss	-	-	-	-	-	-	-	-	-	(438,856)	(438,856)
Balance, October 31, 2018	207,000	207	16,500	17	13,004,740	13,004	11,444,096	225,245	-	(9,832,928)	1,849,641

For the Three Months October 31, 2019

							Additional				Total
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	217	-	-	14,434,098	14,434	38,421,610	417,469	(6,902,000)	(32,701,136)	(749,406)
Shares and warrants for services	-	-	-	-	107,661	108	298,712	(296,561)	-	-	2,259
Conversion of Preferred to Common Stock	(1,000)	(1)	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	26,080	26	69,438	(59,432)	-	-	10,032
Net loss	-	-	-	-	-	-	-	-	-	(145,473)	(145,473)
Balance, October 31, 2019	216,000	216	-	-	14,817,839	14,818	38,789,528	61,459	(6,902,000)	(32,846,609)	(882,588)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31, 2019	October 31, 2018
Cash Flows from Operating Activities
Net loss	$(145,473)	$(438,856)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	(139,007)	25,347
Amortization of debt discount	96,411	-
Stock based compensation	2,259	349,800
Depreciation and amortization	6,442	6,442
Imputed interest	-	607
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	249,005	(41,498)
Increase (decrease) in accounts payable related party	(201,246)	85,109
Net cash from operating activities	(131,609)	(13,049)

Cash Flows from investing
Purchase of intangible assets	-	(1,195)
Increase in other assets	(168,122)	-
Net cash used in investing activities	(168,122)	(1,195)

Cash Flows from Financing Activities
Proceeds from related party debts	20,565	27,520
Payments on related party debts	(54,391)	(12,025)
Proceeds of convertible loans, net	-	-
Bank Overdrafts	-	33
Proceeds from loans	70,000	-
Payments on loans	-	(4,253)
Net cash from financing activities	36,174	11,275

Net increase (decrease) in Cash	(263,557)	(2,969)

Beginning cash balance	317,551	2,969

Ending cash balance	$53,994	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The Company has incurred losses for the past several years while developing infrastructure and its intellectual property. As shown in the accompanying audited consolidated financial statements, the Company incurred net losses of $145,473 and $438,856 during the three months ended October 31, 2019 and October 2018, respectively. Additionally, as of October 31, 2019, the Company had a working capital deficit of approximately $1,106,489. In response to these conditions, the Company plans to raise additional capital through the sale of debt and equity securities.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $32,846,609 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $194,244 and $457,801 in cash and no cash equivalents as of October 31, 2019 and July 31, 2019, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of October 31, 2019, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended October 31, 2019 and 2018 the Company did not incur an impairment expense.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended October 31, 2019 and 2018, totaled $2,259 and $349,800, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $35,164 and $4,887 during the three months ended October 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements – The Company has evaluated all recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of October 31, 2019 and July 31, 2019:

	October 31, 2019	July 31, 2019
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(55,821)	(50,489)
Fixed assets, net	$31,811	$37,143

Depreciation expense for the three months ended October 31, 2019 and 2018, was $5,332 and $5,287, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of October 31, 2019 and July 31, 2019:

	October 31, 2019	July 31, 2019
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(12,104)	(10,994)
Intangible assets, net	$23,968	$28,287

Amortization expense for the three months ended October 31, 2019, and 2018, was $1,110 and $1,110 respectively.

6. ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and a Harvey Romanek that father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of October 31, 2019:

	Principal as of	Months ending October 31, 2019		Principal as of	Accrued interest balance As of
	July 31, 2019	Funds advanced	Funds repaid	October 31, 2019	October 31, 2019
B. Romanek, President and CEO	$33,825	$20,565	$(54,391)	$-	$-
Shareholder Relative of our President and CEO	70,393	-	-	70,393	5,780
TOTAL	$104,219	$20,5665	$(54,391)	$70,393	$5,780

7. RELATED PARTY TRANSACTIONS

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred. On February 1, 2019, we emended the employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $178,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred. During the three months ending October 31, 2019, the Company accrued $37,001 due to Mr. Romanek related to this agreement. As of October 31, 2019, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment agreements totaling $233,719.

On April 25, 2019, Fiorenzo “Enzo” Villani was appointed a member of the Company’s Board of Directors. Under his agreement is to be issued 1,661 shares of the Company’s common stock per quarter. As of October 31, 2019, the Company had recorded stock payable of $2,259 related to the stock to be issued under the agreement.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. During the quarter ended October 31, 2019 Mr. Halford earned $18,000.

8. SECURED NOTES PAYABLE

Notes Payable at consists of the following:	October 31,	July 31,
	2019	2019
On October 29, 2019, the Company issued a $70,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	70,000	-
The note is secured by the Company’s other assets.

Total	70,000	-

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	October 31,	July 31,
	2019	2019

On April 4, 2019, we entered into a master convertible promissory note pursuant to which we may borrow up to $250,000 in $50,000 tranches.

On April 19, 2019, we borrowed the first tranche of $50,000, net of debt issuance costs and investor legal fees of $7,000, resulting in the Company receiving $43,000.	90,468	100,000

On June 19, 2019, we borrowed the second tranche of $50,000, net of debt issuance costs and investor legal fees of $7,000, resulting in the Company receiving $43,000.

On October 31,2019, we converted $9,532 of principle and $500 of fees into 16,500 shares of common stock.

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

The Company recorded debt discounts in the amount of $100,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $25,205 during the three months ended October 31, 2019.

Further, the Company recognized a derivative liability of $350,878 and an initial loss of $250,878 based on the Black-Scholes pricing model. During the three months ended, October 31, 2019, the Company recorded a gain on derivative liability of $46,708.

Unamortized debt discount	(51,507)	(76,713)

Total, net of unamortized discount	48,493	23,287

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $46,000 during the three months ended October 31, 2019.	291,108	291,108

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the three months ended, October 31, 2019, the Company recorded a gain on derivative liability of $63,566.

Unamortized debt discount	(115,500)	(161,500)

Total, net of unamortized discount	175,608	129,608

Total, net of unamortized discount	$214,569	$152,895

10. CONVERTIBLE NOTES PAYABLE RELATED PARTY

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $25,205 during the three months ended October 31, 2019.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. During the three months ended October 31, 2019, the Company also recorded a gain on derivative liability of $165,489.

As of October 31, 2019, convertible notes due to related parties net of unamortized debt discounts of $150,137, was $49,863.

11. DERIVATIVE LIABILITY

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of October 31, 2019:

Amount
Balance July 31, 2019	$611,265
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt settlement	(26,887)
Change in fair market value of derivative liabilities	(112,120)
Balance October 31, 2019	$472,258

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and October 31, 2019:

Fair value assumptions – derivative notes:	Date of issuance	October 31, 2019
Risk free interest rate	1.14-2.57%	1.57%
Expected term (years)	1.00-0.50	0.633-0.8070
Expected volatility	390.76-458.59%	347.44%
Expected dividends	0	0

12. STOCK WARRANTS

The following is a summary of warrant activity during the year ended July 31, 2018 and 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2019	1,506,250	$10.34

Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants rescinded or canceled	-	-
Warrants exercised	-	-

Balance, October 31, 2019	1,506,250	$10.34

No warrants were granted, expired, rescinded, canceled, or exercised during the three months ended October 31, 2019.

1,506,250 of the warrants outstanding as of October 31, 2019 were exercisable.

13. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of October 31, 2019, and July 31, 20189, the Company had 14,817,839 and 14,434,098 shares of common stock issued and outstanding, respectively.

As of October 31, 2019, and July 31, 2019, the Company had 216,000 and 217,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of October 31, 2019, and July 31, 2019, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

The Company also has 15,000 shares payable in relation to prior agreements which were valued based upon their respective agreement dates at $59,200.

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

Issuances of Common and Preferred Stock for the three months ended October 31, 2018

On August 27, 2018, the Company agreed to issue 1,000 shares of the Company's Series A Preferred Stock to a legal consultant for services rendered in the quarter ending October 31, 2018. The shares were deemed fully earned at the date of grant. In accordance with ASC 820, the Company valued the shares issued based upon the unadjusted quoted prices of its common stock on the execution date of the agreement to which the preferred stock issued as consideration are convertible and determined the value to be $3.148 per common share or $314.80 per preferred share or $314,800.

On September 28, 2018, the Company agreed to issue 50,000 shares of common stock to a financial consultant for accounting services rendered during the quarter ending October 31, 2018. The shares were fair valued at $35,000 at the date of grant. The shares vested immediately upon issuance.

Issuances of Common and Preferred Stock for the three months ended October 31, 2019

On October 1, 2019, the Company issued a total of 267,241 shares of common stock to settle $358,269 in stock payable.

On September 10, 2019, a shareholder converted 1,000 shares of Series A preferred stock into 100,000 shares of common stock.

On October 18, 2019, a convertible note holder converted $10,032 in principal and fees into 16,500 shares of common stock at a conversion price of $0.608 per share.

In accordance with an agreement with a director of the Company the recorded a stock payable of $2,259 related to 1,661 shares issuable under the director’s compensation agreement.

14. COMMITMENTS AND CONTINGENCIES

The Company does not own any real property. Currently the Company leases approximately 1,250 square feet of 3,800 shared mixed-use office and living space in San Diego, California, from our CEO, Mr. Romanek, at a monthly rent of $3,500. The lease includes all utilities, and the lease term ends on October 1, 2020.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2019, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other the events disclosed below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for THC Therapeutics, Inc. Such discussion represents only the best present assessment from our Management.

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

Employees

The Company currently has two full-time employees: our founder, CEO and director, Brandon Romanek, and one other employee.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ending October 31, 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $32,846,609 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended October 31, 2019, compared with the three months ended October 31, 2018

Our operating results for the three months ended October 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	October 31,		Change
	2019	2018	Amount	Percentage
Operating income (loss)	$(172,257)	$(407,736)	$235,479	58%
Other income (expense)	$26,784	$(31,120)	$57,904	186%
Net income (loss)	$(145,473)	$(438,856)	$293,383	67%

Revenues

We did not earn any revenues during the three months ending October 31, 2019 and 2018, respectively. We do not anticipate earning significant revenues until such time that we have fully developed and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased by $235,479 during the three months ended October 31, 2019, compared to an operating loss of $407,736 in the same period in 2018. The following table presents operating expenses for the three-month periods in 2019 and 2018:

	Three months ended
	October 31,		Change
	2019	2018	Amount	Percentage
Professional fees	$18,287	$13,105	$5,182	40%
Consulting fees	36,888	349,800	(312,912)	(89)%
Payroll expense	46,937	20,568	26,369	128%
General and administrative expenses	63,703	17,821	45,882	257%
Depreciation and amortization	6,442	6,442	-	0%
Total operating expenses	$172,257	$407,736	$(235,479)	(58)%

We realized a decrease of $312,912 in consulting fees during the three months ended October 31, 2019, as compared to the same period in 2018, primarily due to a decrease in stock-based compensation. We realized an increase of $45,882 in general and administrative expenses during the three months ended October 31, 2019, as compared to the same period in 2018, primarily due to an increase in online advertising expenses.

Other Income (Expense)

The following table presents other income and expenses for the three months ended October 31, 2019 and 2018:

	Three months ended
	October 31,		Change
	2019	2018	Amount	Percentage
Gain/(loss) on change in derivative liability	$139,007	$(25,347)	$164,354	648%
Interest Expense	(112,223)	(5,773)	(106,450)	(1,844)%
Total other income (expense)	$26,784	$(31,120)	$57,904	(186)%

Gain on change in derivative liability increased by $139,007 during the three months ended October 31, 2019, as compared to the same period in 2018, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense increased by $106,450 during the three months ended October 31, 2019, as compared to the same period in 2018, due to an increase in loans, and convertible notes.

Net Income (loss)

Net loss decreased to $(145,473) during the three months ended October 31, 2019, from a net loss of $(438,856) in the same period in 2018.

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

Working Capital

The following table presents our working capital position as of October 31, 2019, and July 31, 2019:

	October 31,	July 31,	Change
	2019	2019	Amount	Percentage
Cash and cash equivalents	$53,994	$317,551	$(263,557)	(83)%

Current assets	$194,244	$457,801	$(263,557)	(58)%
Current liabilities	1,300,733	1,269,428	31,305	2%
Working capital	$(1,106,489)	$(811,627)	$(294,862)	(36)%

The change in working capital during the three months ended October 31, 2019, was primarily due to a decrease in current assets of $263,557 and an increase in current liabilities of $31,305. Current assets decreased due to a decrease in cash and cash equivalents as of October 31, 2019. Current liabilities increased due to an increase in borrowing, which resulted in convertible notes payable, net of $214,569, notes payable of $70,000, advances from related parties of $70,393, convertible notes payable – related party, net of $49,863, derivative liability of $472,258, as compared to convertible notes payable, net of $152,895, advances from related parties of $104,219, convertible notes payable – related party, net of $24,658, derivative liability of $611,265 as of July 31, 2019. Cash decreased as of October 31, 2019, by $263,557 to $53,994, primarily caused by payments related to related party accounts payable, purchases of other assets and other operating expenses.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the three months ended October 31, 2019 and 2018:

	Three months ended
	October 31,		Change 2019
	2019	2018	Versus 2018
Cash Flows Used in Operating Activities	$(131,609)	$(13,049)	$(118,560)
Cash Flows Used in Investing Activities	(168,122)	(1,195)	(166,927)
Cash Flows Provided by Financing Activities	36,174	11,275	24,899
Net increase (decrease) in Cash During Period	$(263,557)	$(2,969)	$(260,588)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended October 31, 2019.

For the three months ended October 31, 2019, net cash flows used in operating activities consisted of a net loss of $145,473, reduced by depreciation of $6,442, stock-based compensation of $2,259, offset by debt discount amortization of $96,411, and increased by a gain on change in derivative liabilities of $139,007, and net increase in change of operating assets and liabilities of $47,759. For the three months ended October 31, 2018, net cash flows used in operating activities consisted of a net loss of $438,856, reduced by depreciation of $6,442, stock-based compensation of $349,800, a loss on change in derivative liabilities of $25,347, decrease in imputed interest of $607, and increased by a net increase in change of operating assets and liabilities of $43,611.

Cash Flows from Investing Activities

For the three months ended October 31, 2019, net cashflows used in investing activities consisted of purchases of other assets of $168,122. For the three months ended October 31, 2018, net cashflows used in investing activities consisted of purchases of fixed assets of $1,195.

Cash Flows from Financing Activities

For the three months ended October 31, 2019, we received $70,000 from loans, we received $20,565 from loans from related party and used $54,391 for net repayments on related party debts. For the three months ended October 31, 2018, we received $27,520 from loans from related party, $33 from returned bank fees, and used $12,025 for net repayments on related party debts and $4,253 for net repayments on notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 1, 2019, the Company issued a total of 267,241 shares of common stock to settle $358,269 in stock payable.

On September 10, 2019, a shareholder converted 1,000 shares of Series A preferred stock into 100,000 shares of common stock.

On October 18, 2019, a convertible note holder converted $10,032 in principal and fees into 16,500 shares of common stock at a conversion price of $0.608 per share.

During the three months ended October 31, 2019, in accordance with an agreement with a director of the Company, the recorded a stock payable of $2,259 related to 1,661 shares issuable under the directors’ compensation agreement.

The shares that were issued described in this Item 2 were sold pursuant to the exemption from registration requirements relying on Section 3(a)(9) of the Securities Act of 1933 as the shares were issued in exchange for debt or other securities of the Company held by the shareholder, there was no additional consideration for the exchange, and there was no remuneration for the solicitation of the exchange.

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

THC THERAPEUTICS, INC.

Date: December 23, 2019	By:	/s/ Brandon Romanek
Brandon Romanek
CEO

