Form 10-Q
period 2020-01-31
THC Therapeutics, Inc.
filed 2020-03-23
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ⌧ No

As of March 12, 2020, the Company had 15,142,779 shares of common stock outstanding.

THC THERAPEUTICS INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2020	July 31, 2019
ASSETS
Current assets
Cash	$29,645	$317,551
Prepaid Expenses	1,125	140,250
Total current assets	30,770	457,801

Investments	168,453	-
Fixed Assets, net	27,413	37,143
Intangible Assets, net	22,858	25,078

Total assets	$249,494	$520,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$470,839	$158,735
Accrued liabilities due to related parties	6,668	217,656
Advances from related parties	70,393	104,219
Notes payable	117,333	-
Convertible Notes payable, net	246,363	152,895
Convertible Notes payable- Related party, net	75,068	24,658
Derivative liability	862,016	611,265
Total current liabilities	1,848,680	1,269,428

Total liabilities	1,848,680	1,269,428

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 15,022,779 and 14,434,098 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	15,023	14,434
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 203,000 and 217,000 series A and B shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 203,000 and 217,000 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	203	217
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and0 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	-	-
Stock payable	171,700	417,469
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	38,829,536	38,421,610
Accumulated deficit	(33,713,648)	(32,701,136)
Total stockholders' equity (deficit)	(1,599,186)	(749,406)

Total liabilities and stockholders' equity (deficit)	$249,494	$520,022

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	180,802	42,307	199,089	55,412
Consulting fees	129,616	164,083	166,504	513,883
Payroll expense	46,938	20,569	93,875	41,137
General and administrative expenses	32,083	33,837	95,786	51,658
Impairment expense	-	2,429,981	-	2,429,981
Depreciation and amortization	5,508	6,442	11,950	12,884
Total operating expenses	394,947	2,697,219	567,204	3,104,955

Loss from operations	(394,947)	(2,697,219)	(567,204)	(3,104,955)

Other income (expense)
Gain/(loss) on derivative liability	(359,258)	(788,174)	(220,251)	(813,521)
Gain/(loss) on settlement of debts	-	(37,500)	-	(37,500)
Interest Expense	(112,834)	(20,528)	(225,057)	(26,301)
Total other income (expense)	(472,092)	(846,202)	(445,308)	(877,322)

Net income (loss)	$(867,039)	$(3,543,421)	$(1,012,512)	$(3,982,277)

Basic income (loss) per common share	$(0.06)	$(0.27)	$(0.07)	$(0.31)

Basic weighted average common shares outstanding	14,690,164	13,074,816	14,818,198	13,039,598

The accompanying notes are an integral part of these financial statements.

 THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

For the Six Months Ended January 31, 2019
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock			Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2018	206,000	206	16,500	17	13,004,740	13,004	11,128,690	190,245	-	(9,394,072)	1,938,090
Shares for services	1,000	1	-	-	-	-	314,799	35,000	-	-	349,800
Imputed interest	-	-	-	-	-	-	607	-	-	-	607
Net loss	-	-	-	-	-	-	-	-	-	(438,856)	(438,856)
Balance, October 31, 2018	207,000	207	16,500	17	13,004,740	13,004	11,444,096	225,245	-	(9,832,928)	1,849,641
Shares for services	-	-	-	-	25,000	26	65,131	98,748	-	-	163,905
Shares and issued for stock payable	-	-	-	-	77,450	77	125,736	(125,813)	-	-	-
Shares issued to settle debt	-	-	-	-	-	-	-	49,620	-	-	49,620
Imputed interest	-	-	-	-	-	-	607	-	-	-	607
Net loss	-	-	-	-	-	-	-	-	-	(3,543,421)	(3,543,421)
Balance, January 31, 2019	207,000	207	16,500	17	13,107,190	13,107	11,635,570	247,800	-	(13,376,349)	(1,479,648)

For the Six Months Ended January 31, 2020
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	217	-	-	14,434,098	14,434	38,421,610	417,469	(6,902,000)	(32,701,136)	(749,406)
Shares and warrants for services	-	-	-	-	107,661	108	298,712	(296,561)	-	-	2,259
Conversion of Preferred to Common Stock	(1,000)	(1)	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	26,080	26	69,438	(59,432)	-	-	10,032
Net loss	-	-	-	-	-	-	-	-	-	(145,473)	(145,473)
Balance, October 31, 2019	216,000	216	-	-	14,817,839	14,818	38,789,528	61,459	(6,902,000)	(32,846,609)	(882,588)
Shares and warrants for services	-	-	-	-	-	-	-	110,241	-	-	110,241
Rescission of equity grant	(13,000)	(13)	-	-	-	-	13	-	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	204,940	205	39,995	-	-	-	40,200
Net loss	-	-	-	-	-	-	-	-	-	(867,039)	(867,039)
Balance, January 31, 2020	203,000	203	-	-	15,022,779	15,023	38,829,536	171,700	(6,902,000)	(33,713,648)	(1,599,186)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited)

	For the Six Months Ended
	January 31, 2020	January 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,012,512)	$(3,982,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	215,751	813,521
Initial loss on derivative liabilities	-	-
Amortization of debt discount	193,110	15,385
Impairment expense	-	2,429,981
Stock based compensation	251,625	513,705
Depreciation and amortization	11,950	12,884
Imputed interest	-	1,214
Loss on settlement of debts		37,500
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	-	(1,700)
Increase (decrease) in accounts payable	313,104	(24,467)
Increase (decrease) in accounts payable related party	(210,988)	107,291
Net cash from operating activities	(237,960)	(76,963)

Cash Flows from investing
Purchase of intangible assets	-	(1,195)
Increase in short-term investments	(168,453)	-
Net cash used in investing activities	(168,453)	(1,195)

Cash Flows from Financing Activities
Proceeds from related party debts	20,565	62,554
Payments on related party debts	(54,391)	(72,113)
Proceeds of convertible loans, net	-	134,500
Proceeds from loans	152,333	-
Payments on loans	-	(17,253)
Net cash from financing activities	118,507	107,688

Net increase (decrease) in Cash	(287,906)	29,530

Beginning cash balance	317,551	2,969

Ending cash balance	$29,645	$32,499

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The Company has incurred losses for the past several years while developing infrastructure and its intellectual property. As of January 31, 2020, the Company had a working capital deficit of approximately $1,817,910. In response to these conditions, the Company plans to raise additional capital through the sale of debt and equity securities.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $33,713,648 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $29,645 and $317,551 in cash and no cash equivalents as of January 31, 2020 and July 31, 2019, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of January 31, 2020, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and six months ended January 31, 2020 and 2019 the Company did not incur an impairment expense.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended January 31, 2020 and 2019, totaled 251,625 and $513,705, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $40,708 and $25,238 during the six months ended January 31, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements – The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of January 31, 2020 and July 31, 2019:

	January 31, 2020	July 31, 2019
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(60,219)	(50,489)
Fixed assets, net	$27,413	$37,143

Depreciation expense for the six months ended January 31, 2020 and 2019, was $9,730 and $10,664, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of January 31, 2020 and July 31, 2019:

	January 31, 2020	July 31, 2019
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(13,214)	(10,994)
Intangible assets, net	$22,858	$25,078

Amortization expense for the six months ended January 31, 2020 and 2019, was $2,220 and $2,180 respectively.

6. ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and a Harvey Romanek that father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of January 31, 2020:

	Principal as of	Six Months ending January 31, 2020		Principal as of	Accrued interest balance As of
	July 31, 2019	Funds advanced	Funds repaid	January 31, 2020	January 31, 2020
B. Romanek, President and CEO	$33,825	$20,565	$(54,391)	$-	$-
Shareholder Relative of our President and CEO	70,393	-	-	70,393	6,668
TOTAL	$104,219	$20,5665	$(54,391)	$70,393	$6,668

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

During the six months ending January 31, 2020, the Company accrued $39,874 due to Mr. Romanek related to this agreement. As of January 31, 2020, Mr. Romanek has allowed the Company to defer a total of $265,811 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. During the six months ended January 31, 2020 Mr. Halford earned $34,000.

8. SECURED NOTES PAYABLE

Notes Payable at consists of the following:

	January 31,	July 31,
	2020	2019
On October 29, 2019, the Company issued a $70,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	70,000	-
The note is secured by the Company’s short-term investments in silver.
On December 11, 2019, the Company issued a $7,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	7,000	-
The note is secured by the Company’s short-term investments in silver.
On December 20, 2019, the Company issued a $7,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	32,333	-
The note is secured by the Company’s short-term investments in silver.
On December 20, 2019, the Company issued a $7,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	8,000	-
The note is secured by the Company’s short-term investments in silver.

Total	117,333	-

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	January 31,	July 31,
	2020	2019

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

On January 27, 2020, we borrowed the third tranche of $35,000, net of debt issuance costs and investor legal fees of $7,000, resulting in the Company receiving $30,500.

On October 31, 2019, the lender converted $9,532 of principle and $500 of fees into 16,500 shares of common stock.

On December 12, 2020, the lender converted $9,700 of principle and $500 of fees into 34,000 shares of common stock.

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $50,699 during the six months ended January 31, 2020.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model. During the six months ended, January 31, 2020, the Company recorded a gain on derivative liability of $20,323.	115,768	100,000
Unamortized debt discount	(62,013)	(76,713)
Total, net of unamortized discount	54,755	23,287

On June 20, 2019, we entered into a convertible promissory note pursuant to which we borrowed $291,108, net of an Original Issue Discount (“OID”) of $36,108 and investor legal expenses of $5,000 resulting in the Company receiving $250,000.

On October 31, 2019, the lender converted $30,000 of principle into 170,940 shares of common stock.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $92,000 during the six months ended January 31, 2020

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the six months ended, January 31, 2020, the Company recorded a loss on derivative liability of $293,648.	261,108	291,108
Unamortized debt discount	(69,500)	(161,500)
Total, net of unamortized discount	246,363	129,608

Total, net of unamortized discount	$246,363	$152,895

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $50,410 during the six months ended January 31, 2020.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. During the six months ended January 31, 2020, the Company also recorded a gain on derivative liability of $34,880.

As of January 31, 2020, convertible notes due to related parties net of unamortized debt discounts of $124,932, was $75,068.

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of January 31, 2020:

Amount
Balance July 31, 2019	$611,265
Debt discount originated from derivative liabilities	-
Initial loss recorded	84,370
Adjustment to derivative liability due to debt settlement	(86,983)
Change in fair market value of derivative liabilities	253,364
Balance January 31, 2020	$862,016

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and January 31, 2020:

Fair value assumptions – derivative notes:	Date of issuance	January 31, 2020
Risk free interest rate	1.14-2.57%	1.45-1.54%
Expected term (years)	1.00-0.50	0.145-0.99
Expected volatility	257.05%-458.59%	254.68%
Expected dividends	0	0

12. STOCK WARRANTS

The following is a summary of warrant activity during the six months ended January 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2019	1,506,250	$10.34

Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants rescinded or canceled	-	-
Warrants exercised	-	-
Balance, January 31, 2020	1,506,250	$10.34

No warrants were granted, expired, rescinded, canceled, or exercised during the three months ended October 31, 2019.

1,506,250 of the warrants outstanding as of January 31, 2020 were exercisable.

13. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of January 31, 2020, and July 31, 2019, the Company had 15,022,779 and 14,434,098 shares of common stock issued and outstanding, respectively.

As of January 31, 2020, and July 31, 2019, the Company had 203,000 and 217,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of January 31, 2020, and July 31, 2019, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

The Company also has 65,000 shares payable in relation to prior agreements which were valued based upon their respective agreement dates at $171,700.

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

On or about December 23, 2019, the Company rescinded its agreement dated April 25, 2019, with Fiorenzo “Enzo” Villani, a member of the Company’s Board of Directors. The Company rescinded the issuance of 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani in consideration of his appointment as a member of the Company’s Board of Directors. As a result of the rescission, the 13,000 shares of Series A Preferred Stock was returned to the Company and cancelled.

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

Issuances of Common and Preferred Stock for the six months ended January 31, 2020

On October 1, 2019, the Company issued a total of 267,241 shares of common stock to settle $358,269 in a stock payable.

On September 10, 2019, a shareholder converted 1,000 shares of Series A Preferred Stock into 100,000 shares of common stock.

On October 9, 2019, the Company agreed to issue 50,000 shares of common stock to a financial consultant for accounting services. The shares were fair valued at $112,500 at the date of grant. The shares vested immediately upon issuance.

On October 18, 2019, a convertible note holder converted $10,032 in principal and fees into 16,500 shares of common stock at a conversion price of $0.608 per share.

On April 25, 2019, Fiorenzo "Enzo" Villani was appointed a member of the Company's Board of Directors. Under his agreement, he was is to be issued 1,661 shares of the Company's common stock per quarter. On October 31,2019, the Company had recorded stock payable of $2,259 related to the stock to be issued under the agreement. On December 23, 2019, the Agreement was rescinded and the stock payable was canceled.

On December 12, 2019, a convertible note holder converted $10,200 in principal and fees into 34,000 shares of common stock at a conversion price of $0.30 per share.

On January 1, 2020, a convertible note holder converted $30,000 in principal into 170,940 shares of common stock at a conversion price of $0.1755 per share.

14. COMMITMENTS AND CONTINGENCIES

The Company does not own any real property. Currently the Company leases approximately 1,250 square feet of 3,800 shared mixed-use office and living space in San Diego, California, from our CEO, Mr. Romanek, at a monthly rent of $3,500. The lease includes all utilities. The lease term is month to month

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2020, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other the events disclosed below.

Issuance of convertible promissory notes

On February 19, 2020, we entered into a convertible promissory note pursuant to which we borrowed $135,680, net of an Original Issue Discount (“OID”) of $7,680, resulting in the Company receiving $128,000.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on August 15, 2021. The note is convertible 180 days following the issuance date at the noteholder’s option into shares of our common stock at a conversion price equal to the 71% of the two lowest Closing Trade Prices during the ten (10) Trading Day period immediately preceding the measurement date.

Conversion of convertible debt

On February 10, 2020, one of the Company’s lenders converted $10,656 of principle and fees into 120,000 shares of common stock.

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

Employees

The Company currently has three employees: our founder, CEO and director, Brandon Romanek, and two other employees.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and six months ended January 31, 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $33,713,648 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended January 31, 2020, compared with the three months ended January 31, 2019

Our operating results for the three months ended January 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	January 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(394,947)	$(2,697,219)	$2,302,272	85%
Other income (expense)	$(472,092)	$(846,202)	$(374,110)	44%
Net income (loss)	$(867,039)	$(3,543,421)	$2,676,382	76%

Revenue

We did not earn any revenues during the three months ended January 31, 2020 and 2019, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our investment strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased by $2,302,272 during the three months ended January 31, 2020, compared to an operating loss of $2,697,219 in the same period in 2019. The following table presents operating expenses for the three-month periods in 2020 and 2019:

	Three months ended
	January 31,		Change
	2020	2019	Amount	Percentage
Professional fees	$180,802	$42,307	$138,495	327%
Consulting fees	129,616	164,083	34,467	21%
Payroll expense	46,938	20,569	26,369	128%
General and administrative expenses	32,083	33,837	(1,754)	5%
Impairment expense	-	2,429,981	(2,429,981)	100%
Depreciation and amortization	5,508	6,442	(934)	(14)%
Total operating expenses	$394,947	$2,697,219	$2,302,272	85%

We realized a decrease of $34,467 in consulting fees during the three months ended January 31, 2020, as compared to the same period in 2019, primarily due to a decrease in stock-based compensation . We realized an increase of $138,802 in professional fees during the three months ended January 31, 2020, as compared to the same period in 2019, primarily due to an increase in professionals working to develop our products. We realized a decrease of $2,429,981 in impairment expense during the three months ended January 31, 2020, as compared to the same period in 2019, as no events occurred that would trigger an impairment in the current period.

Other Income (Expense)

The following table presents other income and expenses for the three months ended January 31, 2020 and 2019:

	Three months ended
	January 31,		Change
	2020	2019	Amount	Percentage
Gain/(loss) on change in derivative liability	$(359,258)	$(788,174)	$428,916	54%
Gain/(loss) on settlement of debts	-	(37,500)	37,500	100%
Interest Expense	(112,834)	(20,528)	(92,306)	(450)%
Total other income (expense)	$(472,092)	$(846,202)	$374,110	44%

Loss on change in derivative liability decreased by $428,916 during the three months ended January 31, 2020, as compared to the same period in 2019, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense increased by $92,306 during the three months ended January 31, 2020, as compared to the same period in 2019, due to an increase in convertible notes.

Net Income (loss)

Net loss decreased to $867,039 during the three months ended January 31, 2020, from a net loss of $(3,543,421) in the same period in 2019.

Results of Operations for the six months ended January 31, 2020, compared with the six months ended January 31, 2019

Our operating results for the six months ended January 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended January 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(567,204)	$(3,104,955)	$2,537,751	82%
Other income (expense)	$(445,308)	$(877,322)	$432,014	49%
Net income (loss)	$(1,012,512)	$(3,982,277)	$2,969,765	75%

Revenue

We did not earn any revenues during the six months ended January 31, 2020 and 2019, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our investment strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased by $2,537,751 during the six months ended January 31, 2020, compared to an operating loss of $3,104,955 in the same period in 2019. The following table presents operating expenses for the six-month periods in 2020 and 2019:

	Six Months Ended January 31,		Change
	2020	2019	Amount	Percentage
Professional fees	$199,089	$55,412	$143,677	259%
Consulting fees	166,504	513,883	347,379	68%
Payroll expense	93,875	41,137	52,738	128%
General and administrative expenses	95,786	51,658	44,128	85%
Impairment expense	-	2,429,981	(2,429,981)	100%
Depreciation and amortization	11,950	12,884	(934)	7%
Total operating expenses	$567,204	$3,104,955	$2,537,751	82%

We realized a decrease of $347,379 in consulting fees during the six months ended January 31, 2020, as compared to the same period in 2019, primarily due to a decrease in stock-based . We realized an increase of $44,128 in general and administrative expenses during the six months ended January 31, 2020, as compared to the same period in 2019, primarily due to an increase in online advertising expenses. We realized an increase of $143,677 in professional fees during the six months ended January 31, 2020, as compared to the same period in 2019, primarily due to an increase in professionals working to develop our products. We realized a decrease of $2,429,981 in impairment expense during the six months ended January 31, 2020, as compared to the same period in 2019, as no events occurred that would trigger an impairment in the current period.

Other Income (Expense)

The following table presents other income and expenses for the six months ended January 31, 2020 and 2019:

	Six months ended
	January 31,		Change
	2020	2019	Amount	Percentage
Gain/(loss) on change in derivative liability	$(220,251)	$(813,521)	$593,270	(73)%
Gain/(loss) on settlement of debts	-	(37,500)	37,500	(100)%
Interest Expense	(225,057)	(26,301)	(198,756)	(756)%
Total other income (expense)	$(445,308)	$(877,322)	$432,014	(75)%

Gain on change in derivative liability decreased by $593,270 during the six months ended January 31, 2020, as compared to the same period in 2019, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense increased by $225,057 during the six months ended January 31, 2020, as compared to the same period in 2019, due to an increase in loans, and convertible notes.

Net Income (loss)

Net loss decreased to $(1,012,512) during the six months ended January 31, 2020, from a net loss of $(3,982,277) in the same period 2019.

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

Working Capital

The following table presents our working capital position as of January 31, 2020, and July 31, 2019:

	January 31,	July 31,	Change
	2020	2019	Amount	Percentage
Cash and cash equivalents	$29,645	$317,551	$(287,906)	(91)%

Current assets	$249,494	$520,022	$(270,528)	(52)%
Current liabilities	1,848,680	1,269,428	579,252	46%
Working capital	$(1,817,910)	$(811,627)	$(1,006,283)	(124)%

The change in working capital during the six months ended January 31, 2020, was primarily due to a decrease in current assets of $287,906 and an increase in current liabilities of $579,252. Current assets decreased due to a decrease in cash and cash equivalents as of January 31, 2020. Current liabilities increased due to an increase in borrowing, which resulted in convertible notes payable, net of $246,363, notes payable of $117,333, advances from related parties of $70,393, convertible notes payable – related party, net of $75,068, derivative liability of $862,016, as compared to convertible notes payable, net of $152,895, advances from related parties of $104,219, convertible notes payable – related party, net of $24,658, derivative liability of $611,265 as of July 31, 2019. Cash decreased as of January 31, 2020, by $287,906 to $29,645, primarily caused by payments related to related party accounts payable, investments and other operating expenses.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the six months ended January 31, 2020 and 2019:

	Six months ended
	January 31,		Change 2020
	2020	2019	Versus 2019
Cash Flows Used in Operating Activities	$(237,960)	$(76,963)	$(160,997)
Cash Flows Used in Investing Activities	(168,453)	(1,195)	(167,258)
Cash Flows Provided by Financing Activities	118,507	107,688	10,819
Net increase (decrease) in Cash During Period	$(287,906)	$29,530	$(317,436)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended January 31, 2020.

For the six months ended January 31, 2020, net cash flows used in operating activities consisted of a net loss of $1,012,512, offset by depreciation of $11,950, stock-based compensation of $251,625, debt discount amortization of $193,110 and by a loss on change in derivative liabilities of $215,751, and net increase in change of operating assets and liabilities of $102,116. For the six months ended January 31, 2019, net cash flows used in operating activities consisted of a net loss of $3,982,277, reduced by depreciation of $12,884, stock-based compensation of $513,705, impairment expense of $2,429,981, a loss on change in derivative liabilities of $813,521, loss on settlement of debts of $37,500, decrease in imputed interest of $1,214, and increased by a net increase in change of operating assets and liabilities of $81,124.

Cash Flows from Investing Activities

For the six months ended January 31, 2020, net cashflows used in investing activities consisted of purchases of short-term investments of $168,122. For the six months ended January 31, 2019, net cashflows used in investing activities consisted of purchases of fixed assets of $1,195.

Cash Flows from Financing Activities

For the six months ended January 31, 2020, we received $152,333 from loans, we received $20,565 from loans from related party and used $54,391 for net repayments on related party debts. For the six months ended January 31, 2019, we received $62,554 from loans from related party, $134,500 from convertible loans, and used $72,113 for net repayments on related party debts and $17,253 for net repayments on notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation. On or about August 19, 2019, the Company received a demand for payment from Regal Consulting, LLC (“Regal”), and on January 23, 2020, Regal filed an action against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-20-809041, alleging breach of the Company’s consulting agreement with Regal. The parties are negotiating a potential settlement.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 12, 2019, a convertible note holder converted $10,200 in principal and fees into 34,000 shares of common stock at a conversion price of $0.30 per share.

On January 1, 2020, a convertible note holder converted $30,000 in principal into 170,940 shares of common stock at a conversion price of $0.1755 per share.

The conversion shares were issued pursuant to the exemption from registration requirements relying on Section 3(a)(9) of the Securities Act of 1933 as the shares were issued in exchange for debt securities of the Company held by each lender, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On April 25, 2019, Fiorenzo "Enzo" Villani was appointed a member of the Company's Board of Directors. Under his agreement with the Company, he was to be issued 1,661 shares of the Company's common stock per quarter, and he was issued 13,000 shares of the Company’s Series A Preferred Stock. On or about December 23, 2019, the Company rescinded its agreement with Mr. Villani, and as a result of the rescission, the 13,000 shares of Series A Preferred Stock was returned to the Company for cancellation and the common stock payables to Mr. Villani were cancelled. Effective, March 20, 2020, Enzo Villani resigned as a director of the Company.

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

THC THERAPEUTICS, INC.

Date: March 23, 2020	By:	/s/ Brandon Romanek
Brandon Romanek
CEO

