Form 10-Q
period 2020-04-30
THC Therapeutics, Inc.
filed 2020-06-22
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-55994

THC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11700 W Charleston Blvd. #73

Las Vegas, NV 89135

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

As of June 18, 2020, the Company had 21,461,784 shares of common stock outstanding.

THC THERAPEUTICS INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2020	July 31, 2019
ASSETS
Current assets
Cash	$16,895	$317,551
Prepaid Expenses	-	140,250
Total current assets	16,895	457,801

Investments	168,453	-
Fixed Assets, net	24,462	37,143
Intangible Assets, net	21,771	25,078

Total assets	231,581	520,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$465,473	$158,735
Accrued liabilities due to related parties	7,566	217,656
Advances from related parties	80,697	104,219
Notes payable	79,833	-
Convertible Notes payable, net	226,919	152,895
Convertible Notes payable- Related party, net	99,726	24,658
Derivative liability	1,445,913	611,265
Total current liabilities	2,406,127	1,269,428

Total liabilities	2,406,127	1,269,428

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 18,973,666 and 14,434,098 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	18,974	14,434
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 218,000 and 217,000 series A and B shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	-	-
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 218,000 and 217,000 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	218	217
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and0 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	-	-
Stock payable	221,700	417,469
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	39,460,273	38,421,610
Accumulated deficit	(34,973,711)	(32,701,136)
Total stockholders' equity (deficit)	(2,174,546)	(749,406)

Total liabilities and stockholders' equity (deficit)	$231,581	$520,022

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	76,183	35,424	275,272	90,836
Consulting fees	332,059	18,579,500	498,563	19,093,383
Payroll expense	48,937	46,937	142,812	88,074
General and administrative expenses	49,854	25,009	145,640	76,667
Impairment expense	-	-	-	2,429,981
Depreciation and amortization	4,038	6,232	15,988	19,116
Total operating expenses	511,071	18,693,102	1,078,275	21,798,057

Loss from operations	(511,071)	(18,693,102)	(1,078,275)	(21,798,057)

Other income (expense)
Gain/(loss) on derivative liability	(452,897)	(3,237,594)	(673,148)	(4,051,115)
Gain/(loss) on settlement of debts	(165,000)	-	(165,000)	(37,500)
Interest Expense	(131,095)	(200,393)	(356,152)	(226,694)
Total other income (expense)	(748,992)	(3,437,987)	(1,194,300)	(4,315,309)

Net income (loss)	$(1,260,063)	$(22,131,089)	$(2,272,575)	$(26,113,366)

Basic income (loss) per common share	$(0.09)	$(1.69)	$(0.15)	$(2.00)

Basic weighted average common shares outstanding	14,690,164	13,074,816	14,818,198	13,039,598

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

For the Nine Months Ended April  30, 2019

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2018	206,000	206	16,500	17	13,004,740	13,004	11,128,690	190,245	-	(9,394,072)	1,938,090
Shares for services	1,000	1	-	-	-	-	314,799	35,000	-	-	349,800
Imputed interest	-	-	-	-	-	-	607	-	-	-	607
Net loss	-	-	-	-	-	-	-	-	-	(438,856)	(438,856)
Balance, October 31, 2018	207,000	207	16,500	17	13,004,740	13,004	11,444,096	225,245	-	(9,832,928)	1,849,641
Shares for services	-	-	-	-	25,000	26	65,131	98,748	-	-	163,905
Shares and issued for stock payable	-	-	-	-	77,450	77	125,736	(125,813)	-	-	-
Shares issued to settle debt	-	-	-	-	-	-	-	49,620	-	-	49,620
Imputed interest	-	-	-	-	-	-	607	-	-	-	607
Net loss	-	-	-	-	-	-	-	-	-	(3,543,421)	(3,543,421)
Balance, January 31, 2019	207,000	207	16,500	17	13,107,190	13,107	11,635,570	247,800	-	(13,376,349)	(1,479,648)
Shares for services	13,000	13	-	-	260,000	260	18,649,227	(70,000)	-	-	18,579,500
Settlement of derivative liabilities	-	-	-	-	304,042	304	4,092,719	-	-	-	4,093,023
Shares issued to settle debt	-	-	-	-	99,800	100	49,520	(49,620)	-	-	-
Imputed interest	-	-	-	-	-	-	589	-	-	-	589
Net loss	-	-	-	-	-	-	-	-	-	(22,131,089)	(22,131,089)
Balance, April 30, 2019	220,000	220	16,500	17	13,771,032	13,771	34,427,625	128,180	-	(35,507,438)	(937,625)

For the Nine Months Ended April  30, 2020

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	217	-	-	14,434,098	14,434	38,421,610	417,469	(6,902,000)	(32,701,136)	(749,406)
Shares and warrants for services	-	-	-	-	107,661	108	298,712	(296,561)	-	-	2,259
Conversion of Preferred to Common Stock	(1,000)	(1)	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	26,080	26	69,438	(59,432)	-	-	10,032
Net loss	-	-	-	-	-	-	-	-	-	(145,473)	(145,473)
Balance, October 31, 2019	216,000	216	-	-	14,817,839	14,818	38,789,528	61,459	(6,902,000)	(32,846,609)	(882,588)
Shares and warrants for services	-	-	-	-	-	-	-	110,241	-	-	110,241
Rescission of equity grant	(13,000)	(13)	-	-	-	-	13	-	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	204,940	205	39,995	-	-	-	40,200
Net loss	-	-	-	-	-	-	-	-	-	(867,039)	(867,039)
Balance, January 31, 2020	203,000	203	-	-	15,022,779	15,023	38,829,536	171,700	(6,902,000)	(33,713,648)	(1,599,186)
Shares and warrants for services	-	-	-	-	500,000	500	39,500	20,000	-	-	60,000
Issuance of warrants	-	-	-	-	-	-	265,935	-	-	-	265,935
Shares issued for warrant exercise	-	-	-	-	1,225,000	1,225	(1,225)	-	-	-	-
Shares issued to settle debt	15,000	15	-	-	-	-	239,985	-	-	-	240,000
Shares issued for conversion of convertible debt	-	-	-	-	2,225,887	2,226	86,542	30,000	-	-	118,768
Net loss	-	-	-	-	-	-	-	-	-	(1,260,063)	(1,260,063)
Balance, April 30, 2020	218,000	218	-	-	18,973,666	18,974	39,460,273	221,700	(6,902,000)	(34,973,711)	(2,174,546)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended
	April 30, 2020	April 30, 2019
Cash Flows from Operating Activities
Net loss	$(2,272,575)	$(26,113,366)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	673,148	3,591,477
Initial loss on derivative liabilities	(12,180)	459,638
Amortization of debt discount	310,091	154,932
Increase in note due to penalties	-	30,907
Impairment expense	-	2,429,981
Stock based compensation	438,435	19,093,205
Depreciation and amortization	15,988	19,116
Imputed interest	-	1,803
Loss on settlement of debts	165,000	37,500
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	140,250	-
Increase (decrease) in accounts payable	401,738	26,378
Increase (decrease) in accounts payable related party	(210,090)	155,965
Net cash from operating activities	(350,195)	(112,464)

Cash Flows from investing
Purchase of intangible assets	-	(1,195)
Increase in short-term investments	(168,453)	-
Net cash used in investing activities	(168,453)	(1,195)

Cash Flows from Financing Activities
Proceeds from related party debts	24,930	89,504
Payments on related party debts	(57,452)	(106,717)
Proceeds of convertible loans, net	-	177,500
Proceeds from loans	288,014	-
Payments on loans	(37,500)	(17,253)
Net cash from financing activities	217,992	143,034

Net increase (decrease) in Cash	(300,656)	29,375

Beginning cash balance	317,551	2,969

Ending cash balance	$16,895	$32,344

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The Company has incurred losses for the past several years while developing infrastructure and its intellectual property. As of April 30, 2020, the Company had a working capital deficit of approximately $2,389,232.  In response to these conditions, the Company plans to raise additional capital through the sale of debt and equity securities.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,973,711 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $16,895 and $317,551 in cash and no cash equivalents as of April 30, 2020 and July 31, 2019, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of April 30, 2020, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the nine months ending April 30, 2020 and 2019 the Company recorded an impairment expense of $0 and $2,429,981, respectively.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended April 30, 2020 and 2019, totaled $438,434 and $19,093,205, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $53,093 and $26,383 during the nine months ended April 30, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements –

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of April 30, 2020 and July 31, 2019:

	April 30, 2020	July 31, 2019
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(63,170)	(50,489)
Fixed assets, net	$24,462	$37,143

Depreciation expense for the nine months ended April 30, 2020 and 2019, was $12,681 and $15,882, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of April 30, 2020 and July 31, 2019:

	April 30, 2020	July 31, 2019
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(14,301)	(10,994)
Intangible assets, net	$21,771	$25,078

Amortization expense for the nine months ended April 30, 2020 and 2019, was $3,307 and $3,294 respectively.

6. ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of April 30, 2020:

	Principal as of	Nine Months ending April 30, 2020		Principal as of	Accrued interest balance As of
	July 31, 2019	Funds advanced	Funds repaid	April 30, 2020	April 30, 2020
B. Romanek, President and CEO	$33,825	$51,576	$(75,097)	$10,304	$31
Shareholder Relative of our President and CEO	70,393	-	-	70,393	7,535
TOTAL	$104,219	$51,576	$(75,097)	$80,697	$7,566

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

During the nine months ending April 30, 2020, the Company accrued $140,812 due to Mr. Romanek related to this agreement. As of April 30, 2020, Mr. Romanek has allowed the Company to defer a total of $300,748 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the nine months ended April 30, 2020 Mr. Halford earned $42,000.

8. SECURED NOTES PAYABLE

Notes Payable at consists of the following:

	April 30,	July 31,
	2020	2019
On October 29, 2019, the Company issued a $70,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.
During the quarter ended April 30, 2020 the Company made cash payments totaling $37,500 on the outstanding principal balance of the loan.	32,500	-
The note is secured by the Company’s short-term investments in silver.
On December 11, 2019, the Company issued a $7,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	7,000	-
The note is secured by the Company’s short-term investments in silver.
On December 20, 2019, the Company issued a $7,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	32,333	-
The note is secured by the Company’s short-term investments in silver.
On December 20, 2019, the Company issued a $7,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date.	8,000	-
The note is secured by the Company’s short-term investments in silver.

Total	79,833	-

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	April 30,	July 31,
	2020	2019

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

On February 10, 2020, the lender converted $10,156 of principle and $500 of fees into 120,000 shares of common stock.

On March 24, 2020, the lender converted $7,628 of principle and $500 of fees into 160,000 shares of common stock.

On April 13, 2020, the lender converted $7,900 of principle and $500 of fees into 300,000 shares of common stock.

On April 28, 2020, the lender converted $5,084 of principle, $500 of fees, and $5,000 of interest into 588,000 shares of common stock.

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $78,918 during the nine months ended April 30, 2020.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model. During the nine months ended, April 30, 2020, the Company recorded a gain on derivative liability of $117,195.

	85,000	100,000
Unamortized debt discount	(32,794)	(76,713)
Total, net of unamortized discount	52,206	23,287

On June 20, 2019, we entered into a convertible promissory note pursuant to which we borrowed $291,108, net of an Original Issue Discount (“OID”) of $36,108 and investor legal expenses of $5,000 resulting in the Company receiving $250,000.

On October 31, 2019, the lender converted $30,000 of principle into 170,940 shares of common stock.

On March 27, 2020, the lender converted $30,000 of principle into 267,016 shares of common stock.

On April 23, 2020, the lender converted $21,000 of principle into 210,108 shares of common stock.

On April 23, 2020, the lender converted $30,000 of principle into 1,129,816 shares of common stock

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $137,000 during the nine months ended April 30, 2020

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the nine months ended, April 30, 2020, the Company recorded a loss on derivative liability of $82,472.

	180,108	291,108
Unamortized debt discount	(24,500)	(161,500)
Total, net of unamortized discount	155,608	129,608

On February 20, 2020, we entered into a convertible promissory note pursuant to which we borrowed $135,680, net of an Original Issue Discount (“OID”) of $7,680 and investor legal expenses of $2,500 resulting in the Company receiving $125,500.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on August 15, 2021. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a conversion price equal to 71% of the average of the 2 lowest trading prices of the common stock during the 10 completed trading days prior to conversion date.

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $18,817 during the nine months ended April 30, 2020

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model. During the nine months ended, April 30, 2020, the Company recorded a loss on derivative liability of $251,254.

	135,680	-
Unamortized debt discount	(116,863)	-
Total, net of unamortized discount	18,817	-

On March 26, 2020, we entered into a convertible promissory note pursuant to which we borrowed $3,000, net of legal expenses of $3,000 resulting in the Company receiving $0.

Interest under the convertible promissory note is 0% per annum, and the principal and all accrued but unpaid interest is due on March 26, 2021. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a conversion price equal to the average of the closing trading prices of the common stock during the 3 completed trading days prior to conversion date.

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $288 during the nine months ended April 30, 2020

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model. During the nine months ended, April 30, 2020, the Company recorded a gain on derivative liability of $56.

	3,000	-
Unamortized debt discount	(2,712)	-
Total, net of unamortized discount	288	-
Total, net of unamortized discount	$226,919	$152,895

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $75,068 during the nine months ended April 30, 2020.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. During the nine months ended April 30, 2020, the Company also recorded a loss on derivative liability of $311,348.

As of April 30, 2020, convertible notes due to related parties net of unamortized debt discounts of $100,274, was $99,726.

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of April 30, 2020:

Amount
Balance July 31, 2019	$611,265
Debt discount originated from derivative liabilities	161,500
Initial loss recorded	147,106
Adjustment to derivative liability due to debt settlement	(420,591)
Change in fair market value of derivative liabilities	946,633
Balance April 30, 2020	$1,445,913

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and April 30, 2020:

Fair value assumptions – derivative notes:	Date of issuance	April 30, 2020
Risk free interest rate	.10-20%	1.45-1.54%
Expected term (years)	1.00-0.134	0.145-0.99
Expected volatility	236.46%-458.59%	254.68%
Expected dividends	0	0

12. STOCK WARRANTS

The following is a summary of warrant activity during the nine months ended April 30, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2019	1,506,250	$10.34

Warrants granted and assumed	1,531,311	0.088
Warrants expired		-
Warrants rescinded or canceled	-	-
Warrants exercised	(1,247,190)	0.088

Balance, April 30, 2020	1,790,371	$8.72

During the nine months ended April 30, 2020 the Company issued an additional 1,531,311 warrants to a warrant holder in accordance with antidilution provisions.  The warrants carried a strike price of $0.088.  The Company recorded an expense of 265,934 as a result of the antidilution warrants granted.

1,790,371 of the warrants outstanding as of April 30, 2020 were exercisable.

13. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of April 30, 2020, and July 31, 2019, the Company had 18,973,666 and 14,434,098 shares of common stock issued and outstanding, respectively.

As of April 30, 2020, and July 31, 2019, the Company had 218,000 and 217,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of April 30, 2020, and July 31, 2019, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

The Company also has 1,219,816 shares payable in relation to prior agreements which were valued based upon their respective agreement dates at $221,700.

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

Issuances of Common and Preferred Stock for the nine months ended April 30, 2020

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

On December 9, 2019, the Company agreed to issue 25,000 shares of common stock to a consultant for services. The shares were fair valued at $20,000 at the date of grant. The shares have not been issued and are recorded as stock payable as of April 30, 2020.

On December 12, 2019, a convertible note holder converted $10,200 in principal and fees into 34,000 shares of common stock at a conversion price of $0.30 per share.

On January 1, 2020, a convertible note holder converted $30,000 in principal into 170,940 shares of common stock at a conversion price of $0.1755 per share.

On February 12, 2020, a convertible note holder converted $10,656 in principal and fees into 120,000 shares of common stock at a conversion price of $0.0888 per share.

On March 26, 2020, a convertible note holder converted $8,128 in principal and fees into 160,000 shares of common stock at a conversion price of $0.0508 per share.

On March 27, 2020 the Company issued 375,000 shares in a cashless warrant exercise.

On March 30, 2020 a convertible note holder converted $30,000 in principal and fees into 267,016 shares of common stock at a conversion price of $0.112353 per share.

On April  3, 2020, the Company agreed to issue 500,000 shares of common stock to a consultant for services. The shares were fair valued at $40,000 at the date of grant. The shares vested immediately upon issuance.

On April 14, 2020 the Company issued 425,000 shares in a cashless warrant exercise.

On April 13, 2020 a convertible note holder converted $8,400 in principal and fees into 300,000 shares of common stock at a conversion price of $0.028 per share.

On April 23, 2020 a convertible note holder converted $21,000 in principal and fees into 790,871 shares of common stock at a conversion price of $0.026553 per share.

On April 23, 2020 a convertible note holder converted $30,000 in principal and fees into 1,129,816 shares of common stock at a conversion price of $0.026553 per share. As of April 30, 2020 the shares were not issued and recorded as stock payable.

On April 29, 2020 the Company issued 425,000 shares in a cashless warrant exercise.

On April 28, 2020 a convertible note holder converted $10,584 in principal and fees into 588,000 shares of common stock at a conversion price of $0.018 per share

On March 26, 2020 the Company issued 15,00 shares of Series A preferred stock valued at $240,000 to settle unpaid legal fees totaling approximately $75,000. The Company recorded a loss on settlement of debt of $165,000 in connection with the issuance.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2020, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other the events disclosed below.

Issuance of convertible promissory notes

On April 29, 2020, we entered into a convertible promissory note pursuant to which we borrowed $66,780, net of an Original Issue Discount (“OID”) of $3,780 and financing fees of $3,000, resulting in the Company receiving $60,000. The funding under the note was received on until May 7, 2020.  Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on October 29, 2021. The note is convertible 180 days following the issuance date at the noteholder’s option into shares of our common stock at a conversion price equal to the 71% of the lowest Closing Trade Price during the fifteen (15) Trading Day period immediately preceding the measurement date.

On May 1, 2020 we entered into a $100,000 convertible promissory note pursuant with a consultant as prepayment of $100,000 of consulting services to be provided over the next six-months. Interest under the note is 10% per annum, and the principal and all accrued but unpaid interest is due on February 1, 2021. The note is convertible immediately upon issuance at the noteholder’s option into shares of our common stock at a conversion price equal to 65% of the average of the three lowest closing prices in the ten (10) trading days prior to the conversion.

Conversion of convertible debt

On May 26, 2020, one of the Company’s lenders converted $13,500 of principle and fees into 750,000 shares of common stock.

On May 28, 2020, one of the Company’s lenders converted $35,000 of principle and fees into 1,318,118 shares of common stock.

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

The Company’s fiscal year end is July 31st, its telephone number is (702) 602-8422, and the address of its principal executive office is 11700 W Charleston Blvd. #73, Las Vegas, Nevada, 89135.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and nine months ended April 30, 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $34,973,711 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations for the three months ended April 30, 2020, compared with the three months ended April 30, 2019

Our operating results for the three months ended April 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended April 30,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(511,071)	$(18,693,102)	$18,182,031	97%
Other income (expense)	$(748,992)	$(3,437,987)	$(2,688,995)	78%
Net income (loss)	$(1,260,063)	$(22,131,089)	$20,871,026	94%

Revenue

We did not earn any revenues during the three months ended April 30, 2020 and 2019, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our investment strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased by $18,183,031 during the three months ended April 30, 2020, compared to an operating loss of $18,693,102 in the same period in 2019. The following table presents operating expenses for the three-month periods in 2020 and 2019:

	Three months ended April 30,		Change
	2020	2019	Amount	Percentage
Professional fees	$76,183	$35,424	$40,759	115%
Consulting fees	332,059	18,579,500	(18,247,441)	98%
Payroll expense	48,937	46,937	(2,000)	(4)%
General and administrative expenses	49,853	25,009	(24,844)	(99)%
Impairment expense	-	-	-	0%
Depreciation and amortization	4,038	6,232	2,194	35%
Total operating expenses	$511,071	$18,693,102	$18,182,031	97%

We realized a decrease of $18,247,441 in consulting fees during the three months ended April 30, 2020, as compared to the same period in 2019, primarily due to a decrease in stock-based compensation. We realized an increase of $40,759 in professional fees during the three months ended April 30, 2020, as compared to the same period in 2019, primarily due to an increase in professionals working to develop our products. We realized an increase of $24,844 in general and administrative expenses during the three months ended April 30, 2020 as compared to the same period in 2019, primarily due to an increase in marketing expenses incurred.

Other Income (Expense)

The following table presents other income and expenses for the three months ended April 30, 2020 and 2019:

	Three months ended April 30,		Change
	2020	2019	Amount	Percentage
Gain/(loss) on change in derivative liability	$(452,897)	$(3,237,594)	$2,784,697	(86)%
Gain/(loss) on settlement of debts	(165,000)	-	(165,000)	100%
Interest Expense	(131,095)	(200,393)	69298)	(35)%
Total other income (expense)	$(748,992)	$(3,437,987)	$2,688,995	(78)%

Loss on change in derivative liability decreased by $2,784,697 during the three months ended April 30, 2020, as compared to the same period in 2019, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $69,298 during the three months ended April 30, 2020, as compared to the same period in 2019, due to decreased related debt and financing costs in the current period.

Net Income (loss)

Net loss decreased to $1,260,063 during the three months ended April 30, 2020, from a net loss of $(22,131,089) in the same period in 2019.

Results of Operations for the nine months ended April 30, 2020, compared with the nine months ended April 30, 2019

Our operating results for the nine months ended April 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended April 30,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(1,078,275)	$(21,798,057)	$(20,719,782)	95%
Other income (expense)	$(1,194,300)	$(4,315,309)	$(3,121,009)	72%
Net income (loss)	$(2,272,575)	$(26,113,366)	$(23,840,791)	91%

Revenue

We did not earn any revenues during the nine months ended April 30, 2020 and 2019, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our investment strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased by $20,719,782 during the nine months ended April 30, 2020, compared to an operating loss of $21,798,057 in the same period in 2019. The following table presents operating expenses for the nine-month periods in 2020 and 2019:

	Nine Months Ended April 30,		Change
	2020	2019	Amount	Percentage
Professional fees	$275,272	$90,836	$184,436	203%
Consulting fees	498,563	19,093,383	(18,594,820)	(97)%
Payroll expense	142,812	88,074	54,738	62%
General and administrative expenses	145,640	76,667	68,973	90%
Impairment expense	-	2,429,981	(2,429,981)	100%
Depreciation and amortization	15,988	19,116	(3,128)	(16)%
Total operating expenses	$1,078,275	$21,798,057	$(20,719,782)	95%

We realized a decrease of $18,594,820 in consulting fees during the nine months ended April 30, 2020, as compared to the same period in 2019, primarily due to a decrease in stock-based compensation. We realized an increase of $68,973 in general and administrative expenses during the nine months ended April 30, 2020, as compared to the same period in 2019, primarily due to an increase in online marketing expenses. We realized an increase of $184,436 in professional fees during the nine months ended April 30, 2020, as compared to the same period in 2019, primarily due to an increase in professionals working to develop our products. We realized a decrease of $2,429,981 in impairment expense during the nine months ended April 30, 2020, as compared to the same period in 2019, as no events occurred that would trigger an impairment in the current period.

Other Income (Expense)

The following table presents other income and expenses for the nine months ended April 30, 2020 and 2019:

	Nine months ended April 30,		Change
	2020	2019	Amount	Percentage
Gain/(loss) on change in derivative liability	$(673,148)	$(4,051,115)	$3,377,967	(83)%
Gain/(loss) on settlement of debts	(165,000)	(37,500)	(127,500)	340%
Interest Expense	(356,152)	(226,694)	(129,458)	(57)%
Total other income (expense)	$(1,194,300)	$(4,315,309)	$3,121,009	(72)%

Gain on change in derivative liability decreased by $3,377,967 during the nine months ended April 30, 2020, as compared to the same period in 2019, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense increased by $129,458 during the nine months ended April 30, 2020, as compared to the same period in 2019, due to an increase in loans, and convertible notes.

Net Income (loss)

Net loss decreased to $(2,272,575) during the nine months ended April 30, 2020, from a net loss of $(26,113,366) in the same period 2019.

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

Working Capital

The following table presents our working capital position as of April 30, 2020, and July 31, 2019:

	April 30,	July 31,	Change
	2020	2019	Amount	Percentage
Cash and cash equivalents	$16,895	$317,551	$(300,656)	(95)%

Current assets	$16,895	$520,022	$(288,441)	(55)%
Current liabilities	2,406,127	1,269,428	1,136,699	90%
Working capital	$(2,389,232)	$(811,627)	$(1577,605)	194%

The change in working capital during the nine months ended April 30, 2020, was primarily due to a decrease in current assets of $288,441 and an increase in current liabilities of $1,136,699. Current assets decreased due to a decrease in cash and cash equivalents as of April 30, 2020. Current liabilities increased due to an increase in borrowing, which resulted in convertible notes payable, net of $226,919, notes payable of $79,833, advances from related parties of $80,697, convertible notes payable – related party, net of $99,726, derivative liability of $1,445,913, as compared to convertible notes payable, net of $152,895, advances from related parties of $104,219, convertible notes payable – related party, net of $24,658, derivative liability of $611,265 as of July 31, 2019. Cash decreased as of April 30, 2020, by $300,656 to $16,895, primarily caused by payments related to related party accounts payable, investments and other operating expenses.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the nine months ended April 30, 2020 and 2019:

	Nine months ended April 30,		Change 2020
	2020	2019	Versus 2019
Cash Flows Used in Operating Activities	$(350,195)	$(112,464)	$(237,731)
Cash Flows Used in Investing Activities	(168,453)	(1,195)	(167,258)
Cash Flows Provided by Financing Activities	217,992	143,034	74,958
Net increase (decrease) in Cash During Period	$(300,656)	$29,375	$(330,031)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended April 30, 2020.

For the nine months ended April 30, 2020, net cash flows used in operating activities consisted of a net loss of $2,272,575, offset by depreciation of $15,988, stock-based compensation of $438,435, debt discount amortization of $310,091 and by a loss on change in derivative liabilities of $660,968, a loss on settlement of debts of $165,000 and net increase in change of operating assets and liabilities of $331,898. For the nine months ended April 30, 2019, net cash flows used in operating activities consisted of a net loss of $26,113,366, reduced by depreciation of $19,116, debt discount amortization of $154,932, penalty based debt increase of $30,907, stock-based compensation of $19,093,205, impairment expense of $2,429,981, a loss on change in derivative liabilities of $4,051,115, loss on settlement of debts of $37,500, decrease in imputed interest of $1803, and increased by a net increase in change of operating assets and liabilities of $182,343.

Cash Flows from Investing Activities

For the nine months ended April 30, 2020, net cashflows used in investing activities consisted of purchases of short-term investments of $168,453. For the nine months ended April 30, 2019, net cashflows used in investing activities consisted of purchases of fixed assets of $1,195.

Cash Flows from Financing Activities

For the nine months ended April 30, 2020, we received $288,014 from loans, we received $24,930 from loans from related party and used $37,500 on repayment of loans and $57,452 for net repayments on related party debts. For the nine months ended April 30, 2019, we received $89,504 from loans from related party, $177,500 from convertible loans, and used $106,717 for net repayments on related party debts and $17,253 for net repayments on notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation. On or about August 19, 2019, the Company received a demand for payment from Regal Consulting, LLC (“Regal”), and on January 23, 2020, Regal filed an action against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-20-809041, alleging breach of the Company’s consulting agreement with Regal. The parties are negotiating a potential settlement. On or about April 3, 2020, the Company and Regal settled the matter, and the case has now been dismissed with prejudice.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 12, 2020, a convertible note holder converted $10,656 in principal and fees into 120,000 shares of common stock at a conversion price of $0.0888 per share.

On March 26, 2020, a convertible note holder converted $8,128 in principal and fees into 160,000 shares of common stock at a conversion price of $0.0508 per share.

On March 27, 2020, the Company issued 375,000 shares in a cashless warrant exercise of the warrant held by a former convertible note holder.

On March 30, 2020, a convertible note holder converted $30,000 in principal and fees into 267,016 shares of common stock at a conversion price of $0.112353 per share.

On April 3, 2020, the Company agreed to issue 500,000 shares of common stock to a consultant for services. The shares were fair valued at $40,000 at the date of grant. The shares vested immediately upon issuance.

On April 14, 2020, the Company issued 425,000 shares in a cashless warrant exercise of the warrant held by a former convertible note holder.

On April 13, 2020, a convertible note holder converted $8,400 in principal and fees into 300,000 shares of common stock at a conversion price of $0.028 per share.

On April 23, 2020, a convertible note holder converted $21,000 in principal and fees into 790,871 shares of common stock at a conversion price of $0.026553 per share.

On April 23, 2020, a convertible note holder converted $30,000 in principal and fees into 1,129,816 shares of common stock at a conversion price of $0.026553 per share. As of April 30, 2020, the shares were not issued and recorded as stock payable.

On April 29, 2020, the Company issued 425,000 shares in a cashless warrant exercise of the warrant held by a former convertible note holder.

On April 28, 2020, a convertible note holder converted $10,584 in principal and fees into 588,000 shares of common stock at a conversion price of $0.018 per share

On March 26, 2020, the Company issued 15,000 shares of Series A Preferred Stock valued at $240,000 to settle unpaid legal fees totaling approximately $75,000. The Company recorded a loss on settlement of debt of $165,000 in connection with the issuance.

The shares issued in conversion of convertible notes and upon warrant exercise were issued pursuant to the exemption from registration relying on Section 3(a)(9) of the Securities Act of 1933 as the shares were issued in exchange for other securities of the Company held by each lender, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges. The other shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

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

THC THERAPEUTICS, INC.

Date: June 22, 2020	By:	/s/ Brandon Romanek
Brandon Romanek
CEO

