Form 10-K
period 2020-07-31
THC Therapeutics, Inc.
filed 2020-11-04
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-55994

THC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11700 W Charleston Blvd. #73 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 602-8422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

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

On January 31, 2020, the last business day of the registrant’s second fiscal quarter during the fiscal year ending July 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was$1,279,977, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $.285/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of October 22, 2020, the registrant had 22,180,692 shares of its common stock, $0.001 par value, outstanding.

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

Effective November 20, 2017, the Company entered into a Joint Venture Agreement with ADVFN plc of the United Kingdom (“ADVFN”) to create a joint venture entity, MJAC InvestorsHub International Conferences Limited, to be owned 50/50 by the Company and ADVFN. Effective April 1, 2018, the Company and ADVFN terminated the joint venture agreement.

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

There is substantial doubt about our ability to continue as a going concern

We have not generated any revenues or profit during the years ended July 31, 2020 and 2019. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not sufficiently support our operation for the next twelve months. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of July 31, 2020, we had an accumulated deficit of approximately $34.6 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses, and there is no guarantee that we will ever generate revenues, or that we ever achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not own any real property. Currently the Company leases approximately 2,000 square feet of 5,000 shared mixed-use office and living space in Flagstaff, Arizona, from our CEO, Mr. Romanek, at a monthly rent of $3,500. The lease includes all utilities, and the lease term ends March 30, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on the OTC Link alternative trading system operated by OTC Markets Group, Inc., under the symbol “THCT.” As of July 31, 2020, the Company’s common stock was held by 25 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended July 31, 2020 and 2019:

	For the Years Ended July 31,
	2020		2019
	High	Low	High	Low

First Quarter	$5.30	$1.345	$3.50	$0.61
Second Quarter	$1.75	$0.23	$2.22	$0.30
Third Quarter	$0.48	$0.03	$17.95	$0.98
Fourth Quarter	$0.18	$0.041	$10.70	$2.21

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

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2020 and 2019, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

On December 7, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the Company’s 1:10 reverse stock split of the Company's common stock and preferred stock. The reverse stock split took effect on December 10, 2018. Unless otherwise noted, impacted amounts and share information in this registration statement and included in the audited financial statements and notes thereto as of and for the fiscal years ended July 31, 2020 and 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $34,626,315 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Year Ended July 31, 2020 and 2019:

Our operating results for the year ended July 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Years ended
	July 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(1,318,410)	$(26,689,910)	$25,371,500	95%
Other income (expense)	$(606,769)	$3,382,846)	$(3,989,615)	118%
Net income (loss)	$(1,925,179)	$(23,307,064)	$21,381,885	92%

Revenues

We did not earn any revenues during the years ending July 31, 2020 and 2019, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our investment strategy.

Operating Income (Loss)

Our loss from operations decreased by $25,371,500 during the year ended July 31, 2020, from an operating loss of $26,689,910 in the same period in 2019. The following table presents operating expenses for the annual periods in 2020 and 2019:

	Years ended
	July 31,		Change
	2020	2019	Amount	Percentage
Professional fees	$315,755	$118,749	$197,006	166%
Consulting fees	611,313	23,881,090	(23,269,777)	(97)%
Payroll expense	192,563	134,713	57,850	43%
General and administrative expenses	178,665	99,815	78,846	79%
Impairment expense	-	2,429,981	(2,429,981)	100%
Depreciation and amortization	20,114	23,558	(5,444)	(21)%
Total operating expenses	$1,318,410	$26,689,910	$25,371,500	95%

We realized an decrease of $23,269,777 in consulting fees during the year ended July 31, 2020, as compared to the same period in 2019, primarily due to a decrease in stock-based compensation. We realized an increase of $78,846 in general and administrative expenses during the year ended July 31, 2020, as compared to the same period in 2019, primarily due to an increase in marketing costs. We realized a decrease of $2,792,019 in impairment expense during the year ended July 31, 2020, as compared to the same period in 2019, primarily due to a decrease in the impairment of crypto-currency assets.

We realized a decrease of $5,444 in depreciation expenses during year ended July 31, 2020, as compared to the same period in 2019, due to a decrease in depreciable assets.

Other Income (Expense)

The following table presents other income and expenses for the years ended July 31, 2019 and 2018:

	Years ended
	July 31,		Change
	2020	2019	Amount	Percentage
Gain/(loss) on change in derivative liability	$58,080)	$(3,928,049)	$(3,986,129)	101%
Gain/(loss) on settlement of debts	(165,000)	(37,500)	127,500	(340)%
Gain (loss) on sale of investment	(12,149)	-	12,149	100
Gain on rescission of token agreements	-	7,651,981	7,651,981	100%
Interest Expense	(487,700)	(303,586)	184,114)	(61)%
Total other income (expense)	$(606,769)	$(147,482)	$3,989,615	118%

Gain/loss on change in derivative liability increased by $3,986,129 during the year ended July 31, 2020, as compared to the same period in 2019, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Gain on settlement of debts decreased by $127,500 during the year ended July 31, 2020, as compared to the same period in 2019due to additional debt settlements occurring during the year ended July 31, 2020. Loss on sale of investment increased by $12,149 during the year ended July 31, 2020 compared to to the same period in 2019, due to an increase in the sale of investments in the current year. Gain on rescission of token agreements decreased by $7,651,981 during the year ended July 31, 2020, as compared to the same period in 2019, because the token agreements were rescinded in in 2019 and not 2020. Interest expense increased by $184,114 during the year ended July 31, 2020, as compared to the same period in 2019, due to an increases in loans, and convertible notes.

Net Income (loss)

Net loss decreased to $1,925,179 during the year ended July 31, 2020, from a net loss of $23,307,064 in the same period 2019.

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

Working Capital

The following table presents our working capital position as of July 31, 2020, and July 31, 2019:

	July 31,	July 31,	Change
	2020	2019	Amount	Percentage
Cash and cash equivalents	$43,239	$317,551	$(274,312)	8(86.)%

Current assets	$43,239	$457,801	$(414,562)	(91)%
Current liabilities	1,863,997	1,269,428	594,569	47%
Working capital	$(1,820,758)	$(811,627)	$(1,009,131)	124%

The change in working capital during the year ended July 31, 2020, was primarily due to a decrease in current assets of $274,312 and an increase in current liabilities of $594,569. Current assets decreased due to a decrease in cash and prepaid expenses as of July 31, 2020. Current liabilities increased due to an increase in borrowing, which resulted in convertible notes payable, net of $305,110, advances from related parties of $83,660, convertible notes payable – related party, net of $124,931, derivative liability of $842,573, as compared to convertible notes payable, net of $152,895, advances from related parties of $104,219, convertible notes payable – related party, net of $24,658, derivative liability of $611,265 as of July 31, 2019. Cash decreased as of July 31, 2020, by $274,312 to $43,239, primarily caused by increased cash used in operations during the year ending July 31, 2020.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the years ended July 31, 2020 and 2019:

	Years ended
	July 31,		Change 2020
	2020	2019	Versus 2019
Cash Flows Used in Operating Activities	$(587,933)	$(329,803)	$(258,130)
Cash Flows Used in Investing Activities	-	(1,195)	1,195
Cash Flows Provided by Financing Activities	313,621	645,580	(331,959)
Net increase (decrease) in Cash During Period	$(274,312)	$314,582	$(588,894)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the year ended July 31, 2020.

For the years ended July 31, 2019, net cash flows used in operating activities consisted of a net loss of $1,925,179, reduced by depreciation and amortization of $20,114, stock-based compensation of $438,434,amortization of debt discounts of $426,376,offset by a loss on change in derivative liabilities of $58,080, loss on settlement of debts of $165,000, and increased by a net increase in change of operating assets and liabilities of $357,582.For the years ended July 31, 2019, net cash flows used in operating activities consisted of a net loss of $23,307,064, reduced by depreciation of $23,558, stock-based compensation of $23,822,476,offset by a loss on change in derivative liabilities of $2,918,856, loss on settlement of debts of $37,500, loss on impairment of assets of $2,429,981, and increased by a net increase in change of operating assets and liabilities of $226,858.

Cash Flows from Investing Activities

For the year ended July 31, 2020, no cash flows were used in investing activities. For the year ended July 31, 2019, net cash flows used in investing activities consisted of purchases of purchase of fixed assets of $1,195.

Cash Flows from Financing Activities

For the year ended July 31, 2020, we received $163,499 from convertible notes, we received $128,522 from loans from related party, we received $288,014from loans, and used $149,081 for net repayments on related party debts and $117,333 for net repayments on notes payable. For the year ended July 31, 2019, we received $766,380 from convertible notes, we received $120,153 from loans from related party and used $175,500 for net repayments on related party debts and $65,453 for net repayments on notes payable.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the years ended July 31, 2020 and 2019 as a result of applying Topic 606.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of THC Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of THC Therapeutics Inc. (the “Company”) as of July 31, 2020 and 2019, the related consolidated statements of operations, stockholder’s deficit, and cash flows for the each of the years in the two-year period ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s cumulative net losses and wraises substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

November 4, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019
ASSETS
Current assets
Cash	$43,239	$317,551
Prepaid Expenses	-	140,250
Total current assets	43,239	457,801

Fixed Assets, net	21,446	37,143
Intangible Assets, net	20,661	25,078

Total assets	85,346	520,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$499,249	$158,735
Accrued liabilities due to related parties	8,474	217,656
Advances from related parties	83,660	104,219
Convertible Notes payable, net	305,110	152,895
Convertible Notes payable- Related party, net	124,931	24,658
Derivative liability	842,573	611,265
Total current liabilities	1,863,997	1,269,428

Total liabilities	1,863,997	1,269,428

Stockholders' deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 21,461,784 and 14,434,098 shares issued and outstanding as of July 31, 2020 and July 31, 2019, respectively	21,462	14,434
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 218,000 and 217,000 series A and B shares issued and outstanding as of July 31, 2020 and July 31, 2019, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 218,000 and 217,000 shares issued and outstanding as of July 31, 2020 and July 31, 2019, respectively	218	217
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and0 shares issued and outstanding as of July 31, 2020 and July 31, 2019, respectively	-	-
Stock payable	221,700	417,469
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	39,506,284	38,421,610
Accumulated deficit	(34,626,315)	(32,701,136)
Total stockholders' deficit	(1,778,651)	(749,406)

Total liabilities and stockholders' deficit	$85,346	$520,022

 The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	July 31, 2020	July 31, 2019

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	315,755	118,749
Consulting fees	611,313	23,881,090
Payroll expense	192,563	134,713
General and administrative	178,665	99,819
Impairment expense	-	2,429,981
Depreciation and amortization	20,114	25,558
Total operating expenses	1,318,410	26,689,910

Loss from operations	(1,318,410)	(26,689,910)

Other income (expense)
Gain/(loss) on derivative liability	58,080	(3,928,049)
Gain/(loss) on settlement of debts	(165,000)	(37,500)
Gain (loss) on sale of investment	(12,149)	-
Gain on recission of token agreements	-	7,651,981
Interest Expense	(487,700)	(303,586)
Total other income (expense)	(606,769)	3,382,846

Net income (loss)	$(1,925,179)	$(23,307,064)

Basic loss per common share	$(0.12)	$(1.74)

Basic weighted average common shares outstanding	16,551,334	13,376,774

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

For the Year Ended July 31, 2019
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2018	206,000	$206	16,500	$17	13,004,740	$13,004	$11,128,690	$190,245	$-	$(9,394,072)	1,938,090
Shares and warrants for services	17,000	17	-	-	371,200	372	23,710,130	252,207	-	-	23,962,726
Shares and warrants issued for cash investments	-	-	-	-	6,250	6	24,994	(25,000)	-	-	-
Settlement of derivative liabilities	-	-	-	-	349,137	349	4,257,032	-	-	-	4,257,381
Conversion of Preferred to Common Stock	(6,000)	(6)	(16,500)	(17)	600,000	600	(594)	17	-	-	-
Imputed interest	-	-	-	-	-	-	1,822	-	-	-	1,822
Shares issued for settlement of debt	-	-	-	-	99,800	100	49,520	-	-	-	49,620
Shares issued upon exercise of warrants	-	-	-	-	2,971	3	(3)	-	-	-	-
Return of shares and warrants under rescission agreements	-	-	-	-	-	-	(749,981)	-	(6,902,000)	-	(7,651,981)
Net loss	-	-	-	-	-	-	-	-	-	(23,307,064)	(23,307,064)
Balance, July 31, 2019	217,000	$217	-	$-	14,434,098	$14,434	$38,421,610	$417,469	$(6,902,000)	$(32,701,136)	(749,406)

For the Year Ended July 31, 2020
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	$217	-	$-	14,434,098	$14,434	$38,421,610	$417,469	$(6,902,000)	$(32,701,136)	(749,406)
Shares and warrants for services	-	-	-	-	607,661	608	338,211	(166,320)	-	-	172,499
Conversion of Preferred to Common Stock	(1,000)	(1)	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	4,525,025	4,525	242,407	(29,432)	-	-	217,500
Rescission of equity grant	(13,000)	(13)	-	-	-	-	13	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	265,935	-	-	-	265,935
Shares issued for warrant exercise	-	-	-	-	1,645,000	1,645	(1,645)	-	-	-	-
Shares issued to settle debt	15,000	15	-	-	-	-	239,985	-	-	-	240,000
Net loss	-	-	-	-	-	-	-	-	-	(1,925,179)	(1,925,179)
Balance, July 31, 2020	218,000	$218	-	$-	21,461,784	$21,462	$39,506,284	$221,700	$(6,902,000)	$(34,626,315)	$(1,778,651)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	July 31, 2020	July 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,925,179)	$(23,307,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	(58,080)	2,918,856
Gain on recission of token agreements	-	(7,651,981)
Initial loss on derivative liabilities	(12,180)	1,132,259
Amortization of debt discount	426,376	-
Increase in note due to penalties	-	33,932
Impairment expense	-	2,429,981
Stock based compensation	438,434	23,822,476
Depreciation and amortization	20,114	25,558
Imputed interest	-	1,822
Loss on settlement of debts	165,000	37,500
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	140,250	-
Increase (decrease) in accounts payable	426,514	16,930
Increase (decrease) in accounts payable related party	(209,182)	209,928
Net cash from operating activities	(587,933)	(329,803)

Cash Flows from investing
Purchase of intangible assets	-	(1,195)
Increase in short-term investments	-	-
Net cash used in investing activities	-	(1,195)

Cash Flows from Financing Activities
Proceeds from related party debts	128,522	120,153
Payments on related party debts	(149,081)	(175,500)
Proceeds of convertible loans, net	163,499	766,380
Proceeds from loans	288,014	-
Payments on loans	(117,333)	(65,453)
Net cash from financing activities	313,621	645,580

Net increase (decrease) in Cash	(274,312)	314,582

Beginning cash balance	317,551	2,969

Ending cash balance	$43,239	$317,551

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The Company has incurred losses for the past several years while developing infrastructure and its intellectual property. As of July 31, 2020, the Company had a working capital deficit of approximately $1,820,758. In response to these conditions, the Company plans to raise additional capital through the sale of debt and equity securities.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,626,315 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

COVID-19 Pandemic – In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $43,239 and $317,551 in cash and no cash equivalents as of July 31, 2020 and July 31, 2019, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of July 31, 2020, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$842,573	$842,573

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$611,265	$611,265

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ending July 31, 2020 and 2019 the Company recorded an impairment expense of $0 and $2,429,981, respectively.

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

Stock based compensation expense recognized under ASC 718-10 for the years ended July 31, 2020 and 2019, totaled $438,434 and $19,093,205, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $54,678 and $28,296 during the years ended July 31, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements –

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases", ("ASC 842") which amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 is effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which permits entities to record the right-of-use asset and lease liability on the date of adoption, with no requirement to recast comparative periods.

We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. Management evaluated ASU 2018-07 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

4. FIXED ASSETS

Fixed assets consist of the following as of July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(66,186)	(50,489)
Fixed assets, net	$21,446	$37,143

Depreciation expense for the years ended July 31, 2020 and 2019, was $15,697 and $21,154, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(15,411)	(10,994)
Intangible assets, net	$20,661	$25,078

Amortization expense for the years ended July 31, 2020 and 2019, was $4,417 and $4,404 respectively.

6. ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of July 31, 2020:

	Principal as of	Year ending July 31, 2020		Principal as of	Accrued interest balance As of
	July 31, 2019	Funds advanced	Funds repaid	July 31, 2020	July 31, 2020
B. Romanek, President and CEO	$33,826	$128,522	$(149,081)	$13,267	$51
Shareholder Relative of our President and CEO	70,393	-	-	70,393	8,423
TOTAL	$104,219	$128,522	$(149,081)	$83,660	$8,474

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

During the year ending July 31, 2020, the Company accrued $187,750 due to Mr. Romanek related to this agreement. As of July 31, 2020, Mr. Romanek has allowed the Company to defer a total of $297,686 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the year ended July 31, 2020 Mr. Halford earned $48,000.

On June 6, 2019, the Company leased approximately 1,250 square feet of 3,800 shared mixed-use office and living space in San Diego, California, from our CEO, Mr. Romanek, at a monthly rent of $3,500. The lease was terminated March 30. 2020. On March 30, 2020, the Company leased approximately 2,000 square feet of 5,000 shared mixed-use office and living space in Flagstaff, Arizona, from our CEO, Mr. Romanek, at a monthly rent of $3,500. The lease includes all utilities, and the lease term ends March 30, 2021.

8. SECURED NOTES PAYABLE

Notes Payable at consists of the following:	July 31,	July 31,
	2020	2019
On October 29, 2019, the Company issued a $70,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date. During the year ended July 31, 2020 the Company made cash payments totaling $70,000 on the outstanding principal balance of the loan.	-	-

The note is secured by the Company’s short-term investments in silver.

On December 11, 2019, the Company issued a $7,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date. During the year ended July 31, 2020 the Company made cash payments totaling $7,000 on the outstanding principal balance of the loan.	-	-

The note is secured by the Company’s short-term investments in silver.

On December 20, 2019, the Company issued a $ 32,332promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date. During the year ended July 31, 2020 the Company made cash payments totaling $32,333 on the outstanding principal balance of the loan.	-	-

The note is secured by the Company’s short-term investments in silver.

On December 20, 2019, the Company issued a $8,000 promissory note; the note carries an interest rate of 6.9% and is due in 180 days from the issuance date. During the year ended July 31, 2020 the Company made cash payments totaling $8,000 on the outstanding principal balance of the loan.	-	-

The note is secured by the Company’s short-term investments in silver.

Total	-	-

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	July 31,	July 31,
	2020	2019

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

On May 26, 2020, the lender converted $13,000 of principle, and $500 of fees into 750,000 shares of common stock.

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $94,452 during the year ended July 31, 2020.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model. During the year ended July 31, 2020, the Company recorded a gain on derivative liability of $61,835.

	72,000	100,000
Unamortized debt discount	(17,260)	(76,713)
Total, net of unamortized discount	54,740	23,287

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

On May 28, 2020, the lender converted $35,000 of principle into 1,318,118 shares of common stock

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $161,500 during the year ended July 31, 2020

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the year ended, July 31, 2020, the Company recorded a loss on derivative liability of $8,201.

	145,108	291,108
Unamortized debt discount	-	(161,500)
Total, net of unamortized discount	145,108	129,608

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $94,085 during the year ended July 31, 2020

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model. During the year ended, July 31, 2020, the Company recorded a gain on derivative liability of $31,936.

	135,680	-
Unamortized debt discount	(94,085)	-
Total, net of unamortized discount	41,595	-

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $1,044 during the year ended July 31, 2020

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model. During the year ended, July 31, 2020, the Company recorded a loss on derivative liability of $637.

	3,000	-
Unamortized debt discount	(1,956)	-
Total, net of unamortized discount	1,044

On May 01, 2020, we entered into a convertible promissory note pursuant to which we borrowed $100,000, net of consulting expenses of $100,000 resulting in the Company receiving $0.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 01, 2021. The note is convertible at any date after the effective date at the noteholder’s option into shares of our common stock at a conversion price equal to 65% of the average of the three lowest closing prices in the 10 trading days prior to the conversion.

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $16,178 during the year ended July 31, 2020

Further, the Company recognized a derivative liability of $64,888 based on the Black-Scholes pricing model. During the year ended, July 31, 2020, the Company recorded a loss on derivative liability of $59,681.

	100,000	-
Unamortized debt discount	(48,710)	-
Total, net of unamortized discount	51,290	-

On May 07, 2020, we entered into a convertible promissory note pursuant to which we borrowed $66,780, net of an Original Issue Discount (“OID”) of $3,780 and investor legal expenses of $3,000 resulting in the Company receiving $60,000.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $11,333 during the year ended July 31, 2020

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $75,172 based on the Black-Scholes pricing model. During the year ended, July 31, 2020, the Company recorded a gain on derivative liability of $45,732.

	66,780	-
Unamortized debt discount	(55,447)	-
	11,333	-
Total, net of unamortized discount	$305,110	$152,895

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $100,274 during the year ended July 31, 2020.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. During the year ended July 31, 2020, the Company also recorded a gain on derivative liability of $125,005.

As of July 31, 2020, convertible notes due to related parties net of unamortized debt discounts of $75,069, was $124,931.

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of July 31, 2020 and 2019

Amount
Balance July 31, 2018	$59,785
Debt discount originated from derivative liabilities	438,827
Initial loss recorded	1,132,259
Adjustment to derivative liability due to debt settlement	(3,938,462)
Change in fair market value of derivative liabilities	2,918,856
Balance July 31, 2019	$611,265
Debt discount originated from derivative liabilities	289,388
Initial loss recorded	222,278
Adjustment to derivative liability due to debt settlement	(593,554)
Change in fair market value of derivative liabilities	313,196
Balance July 31, 2020	$842,573

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and July 31, 2020:

Fair value assumptions – derivative notes:	Date of issuance	July 31, 2020
Risk free interest rate	.10-20%	.1-1.54%
Expected term (years)	.493-0.134	0.493-0.83
Expected volatility	236.46%-458.59%	240.14%
Expected dividends	0	0

12. STOCK WARRANTS

The following is a summary of warrant activity during the years ended July 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2019	1,506,250	$10.34

Warrants granted and assumed	1,097,190	0.088
Warrants expired		-
Warrants rescinded or canceled	-	-
Warrants exercised	(1,681,311)	.27

Balance, July 31, 2020	922,129	$1.47

During the year ended July 31, 2020 the Company issued an additional 1,097,190 warrants to a warrant holder in accordance with antidilution provisions. The warrants carried a strike price of $0.088.The Company recorded an expense of 265,934 as a result of the antidilution warrants granted.

922,129 of the warrants outstanding as of July 31, 2020 were exercisable.

13. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of July 31, 2020 and 2019, the Company had 21,461,784 and 14,434,098 shares of common stock issued and outstanding, respectively.

As of July 31, 2020 and 2019, the Company had 218,000 and 217,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of July 31, 2020 and 2019, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

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

As of July 31, 2020, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

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

On or about December 23, 2019, the Company rescinded its agreement dated April 25, 2019, with Fiorenzo “Enzo” Villani, a member of the Company’s Board of Directors. The Company rescinded the issuance of 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani in consideration of his appointment as a member of the Company’s Board of Directors.As a result of the rescission, the 13,000 shares of Series A Preferred Stock was returned to the Company and cancelled.

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

Issuances of Common and Preferred Stock for the year ended July 31, 2020

On October 1, 2019, the Company issued a total of 257,661 shares of common stock to settle $298,837 of stock payable related to services performed in prior periods.

On October 1, 2019, the Company issued a total of 9,580 shares of common stock to settle $59,432 of stock payable related to debt settled in prior periods.

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

On March 27, 2020 the Company issued 375,000 shares in a cashless warrant exercise for 381,391 warrants.

On March 30, 2020 a convertible note holder converted $30,000 in principal and fees into 267,016 shares of common stock at a conversion price of $0.112353 per share.

On April 3, 2020, the Company agreed to issue 500,000 shares of common stock to a consultant for services. The shares were fair valued at $40,000 at the date of grant. The shares vested immediately upon issuance.

On April 14, 2020 the Company issued 425,000 shares in a cashless warrant exercise for 432,243 warrants.

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

On April 29, 2020 the Company issued 425,000 shares in a cashless warrant exercise for 433,556 warrants.

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

On May 08, 2020 the Company issued 420,000 shares in a cashless warrant exercise for 434,121 warrants.

On May 26, 2020 a convertible note holder converted $13,500 in principal and fees into 750,000 shares of common stock at a conversion price of $0.018 per share.

On May 28, 2020 a convertible note holder converted $35,000 in principal and fees into 1,318,118 shares of common stock at a conversion price of $0.026553 per share.

14. SUBSEQUENT EVENTS

Conversion of convertible debt

On September 02, 2020 a convertible note holder converted $10,000 in principal and fees into 242,718 shares of common stock at a conversion price of $0.0412 per share.

On September 30, 2020 a convertible note holder converted $12,000 in principal and fees into 476,190 shares of common stock at a conversion price of $0.0252 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the fiscal year ended July 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020. Based on this assessment, management concluded that, as of July 31, 2020, the Company’s internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions	Period of Service Began
Brandon Romanek	46	CEO, President, CFO, Secretary, Director (1)	January 12, 2017

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended July 31, 2020 and July 31, 2018, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2020 and 2019.

			Stock	Option	All Other
	Salary	Bonus	Awards	Awards	Compensation	Total
Year	($)	($)	($)	($)	($) (2)	($)
2020	178,000	–	–	–	42,000	220,000
2019	135,011	–	–	–	42,000	177,011

___________

(1)	Mr. Romanek was appointed as CEO of the Company on January 12, 2017.
(2)	Company leases an office from Mr. Romanek for $3,500 per month.

Director Compensation

On April 25, 2019, Fiorenzo "Enzo" Villani was appointed a member of the Company's Board of Directors. Under his agreement with the Company, he was to be issued 1,661 shares of the Company's common stock per quarter, and he was issued 13,000 shares of the Company’s Series A Preferred Stock. On or about December 23, 2019, the Company rescinded its agreement with Mr. Villani, and as a result of the rescission, the 13,000 shares of Series A Preferred Stock was returned to the Company for cancellation, and the common stock payables to Mr. Villani were cancelled. Effective March 20, 2020, Enzo Villani resigned as a director of the Company.

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

During the year ending July 31, 2020, the Company accrued $187,750 due to Mr. Romanek related to this agreement. As of July 31, 2020, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment agreements totaling $297,686.

On April 25, 2019, the Company entered into a director agreement with Mr. Villani, with a term through the next annual meeting of the Company’s shareholders or Mr. Villani’s removal or resignation, and providing for the issuance of 13,000 shares of the Company’s Series A Preferred Stock to Mr. Villani at appointment, and 1,661 shares of the Company’s common stock per quarter beginning July 31, 2020. On or about December 23, 2019, the Company rescinded its agreement with Mr. Villani, and as a result of the rescission, the 13,000 shares of Series A Preferred Stock was returned to the Company for cancellation, and the common stock payables to Mr. Villani were cancelled. Effective March 20, 2020, Enzo Villani resigned as a director of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of July 31, 2020, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Series A Preferred Stock, and Series B Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of July 31, 2020, the Company had authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, with 3,000,000 shares of preferred stock designated as Series A Preferred Stock, and 165,000 shares of preferred stock designated as Series B Preferred Stock. There were 14,434,098 shares of common stock, 217,000 shares of Series A Preferred Stock, and 0 shares of Series B Preferred Stock outstanding as of July 31, 2020. Each share of Series A Preferred Stock is convertible into 100 shares of common stock, and each share entitles the holder thereof to 100 votes per share. Each share of Series B Preferred Stock is convertible one year following issuance at a variable conversion rate equal to the stated price of $1.00 divided by the prior day’s closing price of the Company’s common stock as quoted on the OTC Link, LLC, operated by OTC Markets Group, Inc.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of July 31, 2020, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 11700 W Charleston Blvd. #73, Las Vegas, Nevada, 89135.

Security Ownership of Certain Beneficial Owners & Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Brandon Romanek	10,531,632	49.07%
Series A Preferred Stock	Brandon Romanek	200,000	91.7%

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

During the year ending July 31, 2019, the Company accrued $135,011 due to Mr. Romanek related to this agreement. During the year ending July 31, 2020, the Company accrued $187,750 due to Mr. Romanek related to this agreement. As of July 31, 2020, Mr. Romanek has allowed the Company to defer all compensation earned to date related to his employment agreements totaling $297,686.

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

Advances from related parties for the years ending July 31, 2020 and 2019

Our Chief Executive Officer and a Harvey Romanek that father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten (10) days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of July 31, 2020:

	Principal as of	Years ending July 31, 2020		Principal as of	Accrued interest balance As of
	July 31, 2019	Funds advanced	Funds repaid	July 31, 2020	July 31, 2020
B. Romanek, President and CEO	$33,826	$128,522	$(149,081)	$13,267	$51
Shareholder Relative of our President and CEO	70,393	-	-	70,393	8,423
TOTAL	$104,289	$128,522	$(149,081)	$83,660	$8,474

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

	Years Ended July 31,
Category	2020	2019
Audit Fees	$10,000	$9,000
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$10,000	$9,000

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

10.6	Amended Employment Agreement with Brandon Romanek February 1, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.4 thereto)

10.7	Employment Agreement with Joshua Halford dated June 15, 2019 (incorporated by reference to Registration Statement on Form 10/A filed on July 8, 2019; File No. 000-55994; Exhibit 10.5 thereto)

21	Subsidiaries (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 21 thereto)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Brandon Romanek	November 4, 2020
Brandon Romanek, President	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brandon Romanek	November 4, 2020
Brandon Romanek, Director	Date

