Form 10-Q
period 2020-10-31
THC Therapeutics, Inc.
filed 2020-12-17
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of December 15, 2020, the Company had 24,177,860 shares of common stock outstanding.

THC THERAPEUTICS INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2020	July 31, 2020
ASSETS
Current assets
Cash	$998	$43,239
Total current assets	998	43,239

Fixed assets, net	18,430	21,446
Intangible assets, net	19,551	20,661

Total assets	38,979	85,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$556,433	$499,249
Accrued liabilities due to related parties	9,567	8,474
Advances from related parties	110,938	83,660
Convertible notes payable, net	353,837	305,110
Convertible notes payable- Related party, net	150,137	124,931
Derivative liability	704,768	842,573
Total current liabilities	1,885,680	1,863,997

Total liabilities	1,885,680	1,863,997

Stockholders' deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 22,180,692 and 21,461,784 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	22,181	21,462
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 218,000 and 218,000 series A and B shares issued and outstanding as of as of October 31, 2020 and July 31, 2020, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 218,000 and 218,000 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	218	218
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and0 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	-	-
Stock payable	221,700	221,700
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	39,527,565	39,506,284
Accumulated deficit	(34,716,365)	(34,626,315)
Total stockholders' deficit	(1,846,701)	(1,778,651)

Total liabilities and stockholders' deficit	$38,979	$85,346

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31, 2020	October 31, 2019

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	20,303	18,287
Consulting fees	7,000	36,888
Payroll expense	46,937	46,937
General and administrative expenses	35,681	63,703
Depreciation and amortization	4,126	6,442
Total operating expenses	114,047	172,257

Loss from operations	(114,047)	(172,257)

Other income (expense)
Gain on derivative liability	137,805	139,007
Interest Expense	(113,808)	(112,223)
Total other income (expense)	23,997	26,784

Net loss	$(90,050)	$(145,473)

Basic loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	21,777,895	14,748,054

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

For the Three Months October 31, 2019

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	217	-	-	14,434,098	14,434	38,421,610	417,469	(6,902,000)	(32,701,136)	(749,406)
Shares and warrants for services	-	-	-	-	107,661	108	298,712	(296,561)	-	-	2,259
Conversion of Preferred to Common Stock	(1,000)	(1)	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	26,080	26	69,438	(59,432)	-	-	10,032
Net loss	-	-	-	-	-	-	-	-	-	(145,473)	(145,473)
Balance, October 31, 2019	216,000	216	-	-	14,817,839	14,818	38,789,528	61,459	(6,902,000)	(32,846,609)	(882,588)

For the Three Months October 31, 2020

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2020	218,000	218	-	-	21,461,784	21,462	39,506,284	221,700	(6,902,000)	(34,626,315)	(1,778,651)
Shares issued for conversion of convertible debt	-	-	-	-	718,908	719	21,281	-	-	-	22,000
Net loss	-	-	-	-	-	-	-	-	-	(90,050)	(90,050)
Balance, October 31, 2020	218,000	218	-	-	22,180,692	22,181	39,527,565	221,700	(6,902,000)	(34,716,365)	(1,846,701)

The accompanying notes are an integral part of these financial statements.

 THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited)

	For the Three Months Ended
	October 31, 2020	October 31, 2019
Cash Flows from Operating Activities
Net loss	$(90,050)	$(145,473)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	(137,805)	(139,007)
Amortization of debt discount	95,933	96,411
Stock based compensation	-	2,259
Depreciation and amortization	4,126	6,442
Changes in operating assets and liabilities
Increase in accounts payable	57,184	249,005
Increase (decrease) in accounts payable related party	1,093	(201,246)
Net cash from operating activities	(69,519)	(131,609)

Cash Flows from investing
Increase in short-term investments	-	(168,122)
Net cash used in investing activities	-	(168,122)

Cash Flows from Financing Activities
Proceeds from related party debts	35,894	20,565
Payments on related party debts	(8,616)	(54,391)
Proceeds from loans	-	70,000
Net cash from financing activities	27,278	36,174

Net increase (decrease) in Cash	(42,241)	(263,557)

Beginning cash balance	43,239	317,551

Ending cash balance	$998	$53,994

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – THC Therapeutics, Inc. (referred to as the “Company”) is focused developing its patented product, the dHydronator®, a sanitizing herb dryer. The main function of the dHydronator is to greatly accelerate the drying time of a herb while sanitizing it. The dHydronator can be used to dry a variety of herbs, but it has been specifically tested for use with cannabis, and it can reduce the drying time for cannabis from 10-14 days to less than 14 hours.

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation – The Company has incurred losses for the past several years while developing infrastructure and its intellectual property. As of October 31, 2020, the Company had a working capital deficit of approximately $1,884,682.  In response to these conditions, the Company plans to raise additional capital through the sale of debt and equity securities.

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,716,365 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

COVID-19 Pandemic - In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are$998 and $43,239 in cash and no cash equivalents as of October 31, 2020 and July 31, 2020, respectively.

Concentration Risk – At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of October 31, 2020, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$704,768	$704,768

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

Long-Lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ending October 31, 2020 and 2019 the Company recorded an impairment expense of $0 and $0, respectively.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended October 31, 2020 and 2019, totaled $0 and $2,259, respectively.

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

Advertising Costs – The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $266 and $35,164 during the three months ended October 31, 2020 and 2019, respectively.

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

4. FIXED ASSETS

Fixed assets consist of the following as of October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(69,202)	(66,186)
Fixed assets, net	$18,430	$21,446

Depreciation expense for the three months ended October 31, 2020 and 2019, was $3,016 and $5,332, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(16,521)	(15,411)
Intangible assets, net	$19,551	$20,661

Amortization expense for the three months ended October 31,2020 and July 31, 2020, was $1,110 and $1,110 respectively.

6. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten  days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of October 31, 2020:

	Principal as of	Three Months ending October 31, 2020		Principal as of	Accrued interest balance As of
	July 31, 2020	Funds advanced	Funds repaid	October 31, 2020	October 31, 2020
B. Romanek, President and CEO	$13,267	$35,894	$(8,616)	$40,545	$257
Shareholder Relative of our President and CEO	70,393	-	-	70,393	9,310
TOTAL	$83,660	$35,894	$(8,616)	$110,938	$9,567

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

During the three months ending October 31, 2020, the Company accrued $46,937 due to Mr. Romanek related to this agreement. As of October 31, 2020, Mr. Romanek has allowed the Company to defer a total of $344,623 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the three months ended October 31, 2020 Mr. Halford earned $7,000.

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

October 31,	July 31,
2020	2020

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

On February 10, 2020, the lender converted $10,156 of principle and $500 of fees into 120,000 shares of common stock.

On March 24, 2020, the lender converted $7,628 of principle and $500 of fees into 160,000 shares of common stock.

On April 13, 2020, the lender converted $7,900 of principle and $500 of fees into 300,000 shares of common stock.

72,000	72,000

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $8,821.92 during the three months ended October 31, 2020.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model. During the three months ended October 31, 2020, the Company recorded a gain on derivative liability of $41,851.

Unamortized debt discount	(8,438)	(17,260)
Total, net of unamortized discount	63,562	54,740

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2020

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the three months ended, October 31, 2020, the Company recorded a gain on derivative liability of $21,758.

	145,108	145,108

Unamortized debt discount	-	-
Total, net of unamortized discount	145,108	145,108

On February 20, 2020, we entered into a convertible promissory note pursuant to which we borrowed $135,680, net of an Original Issue Discount (“OID”) of $7,680 and investor legal expenses of $2,500 resulting in the Company receiving $125,500.

On September 2, 2020, the lender converted $10,000 of principle into 242,718 shares of common stock

On September 30, 2020, the lender converted $12,000 of principle into 476,190 shares of common stock

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $22,778.39 during the three months ended October 31, 2020

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model. During the three months ended, October 31, 2020, the Company recorded a gain on derivative liability of $23,015.

	113,680	135,680
Unamortized debt discount	(71,306)	(94,085)
Total, net of unamortized discount	42,374	41,595

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $756 during the three months ended October 31, 2020

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model. During the three months ended, October 31, 2020, the Company recorded a gain on derivative liability of $284.

	3,000	3,000
Unamortized debt discount	(1,200)	(1,956)
Total, net of unamortized discount	1,800	1,044

On May 1, 2020, we entered into a convertible promissory note pursuant to which we borrowed $100,000, net of consulting expenses of $100,000 resulting in the Company receiving $0.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible at any date after the effective date at the noteholder’s option into shares of our common stock at a conversion price equal to 65% of the average of the three lowest closing prices in the 10 trading days prior to the conversion.

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $27,159 during the three months ended October 31, 2020

Further, the Company recognized a derivative liability of $64,888 based on the Black-Scholes pricing model. During the three months ended, October 31, 2020, the Company recorded a gain on derivative liability of $25,001.

	100,000	100,000
Unamortized debt discount	(21,551)	(48,710)
Total, net of unamortized discount	78,449	51,290

On May 7, 2020, we entered into a convertible promissory note pursuant to which we borrowed $66,780, net of an Original Issue Discount (“OID”) of $3,780 and investor legal expenses of $3,000 resulting in the Company receiving $60,000.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $11,211 during the three months ended October 31, 2020

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $75,172 based on the Black-Scholes pricing model. During the three months ended, October 31, 2020, the Company recorded a gain on derivative liability of $6,229.

	66,780	66,780
Unamortized debt discount	(44,236)	(55,447)
	22,544	22,544
Total, net of unamortized discount	$353,837	$305,110

8. CONVERTIBLE NOTES PAYABLE RELATED PARTY

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $25,205 during the three months ended October 31, 2020.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. During the three months ended October 31, 2020, the Company also recorded a gain on derivative liability of $19,667.

As of October 31, 2020, convertible notes due to related parties net of unamortized debt discounts of $49,863, was $150,137.

9. DERIVATIVE LIABILITY

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

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of October 31, 2020:

Amount
Balance July 31, 2020	$842,573
Debt discount originated from derivative liabilities	-
Initial loss recorded	-
Adjustment to derivative liability due to debt settlement	(24,104)
Change in fair market value of derivative liabilities	(113,701)
Balance October 31, 2020	$704,768

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at the date of issuance and October 31, 2020:

Fair value assumptions – derivative notes:	Date of issuance	October 31, 2020
Risk free interest rate	.10-20%	.1-.13%
Expected term (years)	.493-0.134	0.24-0.66
Expected volatility	236.46%-458.59%	242.51%
Expected dividends	0	0

10. STOCK WARRANTS

The following is a summary of warrant activity during the three months ending October 31, 2020:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2020	922,129	$10.34

Warrants granted and assumed	-	0.088
Warrants expired		-
Warrants rescinded or canceled	-	-
Warrants exercised	-	.27

Balance, October 31, 2020	922,129	$1.47

922,129 of the warrants outstanding as of October 31, 2020 were exercisable.

11. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of October 31, 2020 and July 31, 2020, the Company had 22,180,692 and 21,461,784 shares of common stock issued and outstanding, respectively.

As of October 31, 2020 and July 31, 2020, the Company had 218,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of October 31, 2020 and July 31, 2020, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

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

As of October 31, 2020, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

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

Issuances of Common and Preferred Stock for the three months ended October 31, 2020

On September 2, 2020, a convertible note holder converted $10,000 in principal and fees into 242,718 shares of common stock at a conversion price of $0.0412 per share.

On September 30, 2020, a convertible note holder converted $12,000 in principal and fees into 476,190 shares of common stock at a conversion price of $0.0252 per share.

12. SUBSEQUENT EVENTS

Conversion of convertible debt

On November 17, 2020, a convertible note holder converted $20,000 in principal into 938,967 shares of common stock at a conversion price of $0.0213 per share.

On November 30, 2020, a convertible note holder converted $20,000 in principal and fees into 1,058,201 shares of common stock at a conversion price of $0.0189 per share.

On December 11, 2020, Parker Mitchell was appointed the Company’s CEO, and the Company entered into an employment agreement with Mr. Mitchell in connection with the appointment.  Pursuant to the employment agreement, Mr. Mitchell will be paid a salary of $60,000 per year, subject to increase upon the completion of certain milestones, and Mr. Mitchell will receive warrants to purchase 10,000,000 shares of Company common stock as follows:  three-year warrants to purchase 2,000,000 shares of Company common stock at $0.08/share, exercisable beginning on the date that Company’s common stock has traded for at least $0.08/share for at least 60 calendar days; three-year warrants to purchase 2,000,000 shares of Company common stock at $0.16/share, exercisable beginning on the date that Company’s common stock has traded for at least $0.16/share for at least 60 calendar days; three-year warrants to purchase 2,000,000 shares of Company common stock at $0.32/share, exercisable beginning on the date that Company’s common stock has traded for at least $0.32/share for at least 60 calendar days; three-year warrants to purchase 2,000,000 shares of Company common stock at $0.64/share, exercisable beginning on the date that Company’s common stock has traded for at least $0.64/share for at least 60 calendar days; and three-year warrants to purchase 2,000,000 shares of Company common stock at $1.28/share, exercisable beginning on the date that Company’s common stock has traded for at least $1.28/share for at least 60 calendar days.

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

Employees

The Company currently has four employees: our CEO, Parker Mitchell, our founder and director, Brandon Romanek, and two other employees.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended October 31, 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $34,716,365 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended October 31, 2020 and 2019:

Our operating results for the three months ended October 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	October 31,		Change
	2020	2019	Amount	Percentage
Operating income (loss)	$(114,047)	$(172,257)	$58,210	34%
Other income (expense)	$23,997	$26,784	$(2,787)	10%
Net income (loss)	$(90,050)	$(145,473)	$55,423	38%

Revenues

We did not earn any revenues during the three months ending October 31, 2020 and 2019, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our investment strategy.

Operating Income (Loss)

Our loss from operations decreased by $58,210 during the three months ending October 31, 2020, from an operating loss of $172,257 in the same period in 2019. The following table presents operating expenses for the three-month periods in 2020 and 2019:

	Three months ended
	October 31,		Change
	2020	2019	Amount	Percentage
Professional fees	$20,303	$18,287	$2,016	11%
Consulting fees	7,000	36,888	(29,888)	(81)%
Payroll expense	46,937	46,937	-	-%
General and administrative expenses	35,681	63,703	(28,022)	(44)%
Depreciation and amortization	4,126	6,442	(2,316)	(36)%
Total operating expenses	$114,047	$172,257	$(58,210)	(34)%

We realized an increase of $2,016 in professional fees during the three months ended October 31, 2020, as compared to the same period in 2019, primarily due to an increase in legal fees. We realized a decrease of $29,888 in consulting fees during the three months ended October 31, 2020, as compared to the same period in 2019, primarily due to a decrease in purchased consulting services. We realized a decrease of $28,022 in general and administrative expenses during the three months ended October 31, 2020, as compared to the same period in 2019, primarily due to a decrease in advertising costs.

We realized a decrease of $2,316 in depreciation expenses during the three months ended October 31, 2020, as compared to the same period in 2019, due to a decrease in depreciable assets.

Other Income (Expense)

The following table presents other income and expenses for the three months ended October 31, 2020 and 2019:

	Three months ended
	October 31,		Change
	2020	2019	Amount	Percentage
Gain/(loss) on change in derivative liability	$137,805	$139,007	$(1,202)	(1)%
Interest Expense	(113,808)	(112,223)	(1,585)	1%
Total other income (expense)	$23,997	$26,784	$(2,787)	(10)%

Gain on change in derivative liability decreased by $1,202 during the three months ended October 31, 2020, as compared to the same period in 2019, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods Interest expense decreased by $1,585 during the three months ended October 31, 2020, as compared to the same period in 2019, due to a conversion of principal amounts of convertible notes to common stock.

Net Income (loss)

Net loss decreased to $(90,050) during the three months ended October 31, 2020, from a net loss of $(145,473) in the same period 2019.

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

Working Capital

The following table presents our working capital position as of October 31, 2020, and July 31, 2020:

	October 31,	July 31,	Change
	2020	2020	Amount	Percentage
Cash and cash equivalents	$998	$43,239	$(42,241)	(98)%

Current assets	$998	$43,239	$(42,241)	(98)%
Current liabilities	1,885,680	1,863,997	21,683	1%
Working capital	$(1,884,682)	$(1,820,758)	$(63,924)	4%

The change in working capital during the three months ended October 31, 2020, was primarily due to a decrease in current assets of $42,241 and an increase in current liabilities of $21,683. Current assets decreased due to a decrease in cash as of October 31, 2020. Current liabilities increased due to an increase in borrowing, which resulted in convertible notes payable, net of $353,837, advances from related parties of $110,938, convertible notes payable – related party, net of $150,137, derivative liability of $704,768, as compared to convertible notes payable, net of $305,110, advances from related parties of $83,660, convertible notes payable – related party, net of $124,931, derivative liability of $842,573 as of July 31, 2020. Cash decreased as of October 31, 2020, by $42,239 to $998, primarily caused by increased cash used in operations during the three months ending October 31, 2020.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the three months ended October 31, 2020 and 2019:

	Three months ended
	October 31,		Change 2020
	2020	2019	Versus 2019
Cash Flows Used in Operating Activities	$(69,519)	$(131,609)	$62,090
Cash Flows Used in Investing Activities	-	(168,122)	168,122
Cash Flows Provided by Financing Activities	27,278	36,174	(8,896)
Net increase (decrease) in Cash During Period	$(42,241)	$(263,557)	$221,316

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended October 31, 2020.

For the three months ended October 31, 2020, net cash flows used in operating activities consisted of a net loss of $90,050, reduced by depreciation of $4,126, amortization of debt discounts of $95,933, offset by a gain on change in derivative liabilities of $137,805, and increased by a net increase in change of operating assets and liabilities of $58,277.  For the three months ended October 31, 2019, net cash flows used in operating activities consisted of a net loss of $145,473, reduced by depreciation of $6,442, amortization of debt discounts of $96,411, stock-based compensation of $2,259, offset by a gain on change in derivative liabilities of $139,007, and increased by a net increase in change of operating assets and liabilities of $47,759.

Cash Flows from Investing Activities

For the three months ended October 31, 2020, no cashflows were used in investing activities. For the three months ended October 31, 2019, net cashflows used in investing activities consisted of purchases of other assets of $168,122.

Cash Flows from Financing Activities

For the three months ended October 31, 2020, we received $35,894 from loans from related party, and used $8,616 for net repayments on related party.  For the three months ended October 31, 2019, we received $70,000 from notes payable, we received $20,565 from loans from related party and used $54,391 for net repayments on related party debts.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 2, 2020, a convertible note holder converted $10,000 in principal and fees into 242,718 shares of common stock at a conversion price of $0.0412 per share.

On September 30, 2020, a convertible note holder converted $12,000 in principal and fees into 476,190 shares of common stock at a conversion price of $0.0252 per share.

The shares issued in conversion of convertible notes were issued pursuant to the exemption from registration relying on Section 3(a)(9) of the Securities Act of 1933 as the shares were issued in exchange for other securities of the Company held by each lender, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges.

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

10.6	Amended Employment Agreement with Brandon Romanek February 1, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.4 thereto)

10.7	Employment Agreement with Joshua Halford dated June 15, 2019 (incorporated by reference to Registration Statement on Form 10/A filed on July 8, 2019; File No. 000-55994; Exhibit 10.5 thereto)

10.8	Employment Agreement with Parker Mitchell dated December 14, 2020 (incorporated by reference to Current Report on Form 8-K filed on December 16, 2020; File No. 000-55994; Exhibit 10.1 thereto)

21	Subsidiaries (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 21 thereto)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

THC THERAPEUTICS, INC.

Date: December 17, 2020	By:	/s/ Parker Mitchell
Parker Mitchell
CEO

