Form 10-Q
period 2021-01-31
THC Therapeutics, Inc.
filed 2021-03-29
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

(833)-420-8428

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

As of March 18, 2021, the Company had 24,177,860 shares of common stock outstanding.

THC THERAPEUTICS INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	January 31, 2021	July 31, 2020
Current assets
Cash	$150,272	$43,239
Prepaid Expenses	12,967	-
Total current assets	163,239	43,239

Fixed Assets, net	15,414	21,446
Intangible Assets, net	18,441	20,661

Total assets	197,094	85,346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$632,257	$499,249
Accrued liabilities due to related parties	11,311	8,474
Advances from related parties	154,356	83,660
Convertible Notes payable, net	337,615	305,110
Convertible Notes payable- Related party, net	175,342	124,931
Derivative liability	603,854	842,573
Total current liabilities	1,914,735	1,863,997

Total liabilities	1,914,735	1,863,997

Stockholders' equity (deficit)
Common stock; $0.001 par value; 500,000,000 shares authorized; 24,177,860 and 21,461,784 shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	24,178	21,462
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 218,000 and 218,000 series A and B shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 218,000 and 218,000 shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	218	218
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	-	-
Stock payable	627,752	221,700
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	39,608,401	39,506,284
Accumulated deficit	(35,076,190)	(34,626,315)
Total stockholders' equity (deficit)	(1,717,641)	(1,778,651)

Total liabilities and stockholders' equity (deficit)	$197,094	$85,346

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	89,218	180,802	109,521	199,089
Consulting fees	136,552	129,616	143,552	166,504
Payroll expense	55,164	46,938	102,101	93,875
General and administrative expenses	42,849	32,083	78,530	95,786
Depreciation and amortization	4,126	5,508	8,252	11,950
Total operating expenses	327,909	394,947	441,956	567,204

Loss from operations	(327,909)	(394,947)	(441,956)	(567,204)

Other income (expense)
Gain (loss) on derivative liability	58,081	(359,258)	195,886	(220,251)
Interest Expense	(89,997)	(112,834)	(203,805)	(225,057)
Total other income (expense)	(31,916)	(472,092)	(7,919)	(445,308)

Net income (loss)	$(359,825)	$(867,039)	$(449,875)	$(1,012,512)

Basic income (loss) per common share	$(0.02)	$(0.07)	$(0.02)	$(0.08)

Basic weighted average common shares outstanding	23,678,406	13,074,816	22,728,151	13,039,598

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

For the Six Months Ended January 31, 2020
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	217	-	-	14,434,098	14,434	38,421,610	417,469	(6,902,000)	(32,701,136)	(749,406)
Shares and warrants for services	-	-	-	-	107,661	108	298,712	(296,561)	-	-	2,259
Conversion of Preferred to Common Stock	(1,000)	(1)	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	26,080	26	69,438	(59,432)	-	-	10,032
Net loss	-	-	-	-	-	-	-	-	-	(145,473)	(145,473)
Balance, October 31, 2019	216,000	216	-	-	14,817,839	14,818	38,789,528	61,459	(6,902,000)	(32,846,609)	(882,588)
Shares and warrants for services	-	-	-	-	-	-	-	110,241	-	-	110,241
Rescission of equity grant	(13,000)	(13)	-	-	-	-	13	-	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	204,940	205	39,995	-	-	-	40,200
Net loss	-	-	-	-	-	-	-	-	-	(867,039)	(867,039)
Balance, January 31, 2020	203,000	203	-	-	15,022,779	15,023	38,829,536	171,700	(6,902,000)	(33,713,648)	(1,599,186)

For the Six Months Ended January 31, 2021
	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2020	218,000	218	-	-	21,461,784	21,462	39,506,284	221,700	(6,902,000)	(34,626,315)	(1,778,651)
Shares issued for conversion of convertible debt	-	-	-	-	718,908	719	21,281	-	-	-	22,000
Net loss	-	-	-	-	-	-	-	-	-	(90,050)	(90,050)
Balance, October 31, 2020	218,000	218	-	-	22,180,692	22,181	39,527,565	221,700	(6,902,000)	(34,716,365)	(1,846,701)
Shares and warrants issued for services	-	-	-	-	-	-	-	108,552	-	-	108,552
Cash received for stock payable	-	-	-	-	-	-	-	297,500	-	-	297,500
Shares issued for conversion of convertible debt	-	-	-	-	1,997,168	1,997	38,003	-	-	-	40,000
Derivative written off to additional paid in capital	-	-	-	-	-	-	42,833	-	-	-	42,833
Net loss	-	-	-	-	-	-	-	-	-	(359,825)	(359,825)
Balance, January 31, 2021	218,000	218	-	-	24,177,860	24,178	39,608,401	627,752	(6,902,000)	(35,076,190)	(1,717,641)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31, 2021	January 31, 2020
Cash Flows from Operating Activities
Net loss	$(449,875)	$(1,012,512)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	(195,886)	215,751
Amortization of debt discount	169,916	193,110
Stock based compensation	108,552	251,625
Depreciation and amortization	8,252	11,950
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	(12,967)	-
Increase (decrease) in accounts payable	133,008	313,104
Increase (decrease) in accounts payable related party	2,837	(210,988)
Net cash from operating activities	(236,163)	(237,960)

Cash Flows from investing
Increase in short-term investments	-	(168,453)
Net cash used in investing activities	-	(168,453)

Cash Flows from Financing Activities
Proceeds from related party debts	82,587	20,565
Payments on related party debts	(11,891)	(54,391)
Proceeds from sale of common stock	297,500	-
Proceeds from loans	-	152,333
Payments on loans	(25,000)	-
Net cash from financing activities	343,196	118,507

Net increase (decrease) in Cash	107,033	(287,906)

Beginning cash balance	43,239	317,551

Ending cash balance	$150,272	$29,645

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative Liability written off to Additional paid in capital	$42,833	$-

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation and principles of consolidation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Audited Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent Annual Audited Financial Statements have been omitted.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the 7Company to finance its operations internally. As of January 31, 2021, the Company had $150,272 cash on hand. At January 31, 2021 the Company has an accumulated deficit of $35,076,190. For the twelve months ended January 31, 2021 the Company had a net loss of $449,875, and net cash used in operations of $236,163. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

3. SUMMARY OF SIGNIFICANT POLICIES

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $150,272 and $43,239 in cash and no cash equivalents as of January 31, 2021 and July 31, 2020, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of January 31, 2021 , the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Revenue Recognition

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$603,854	$603,854

As of January 31, 2021, the Company’s stock price was $0.17, risk-free discount rate of 0.07% and volatility of 282.6%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended January 31, 2021:

Amount
Balance October 31, 2020	$704,768
Derivative reclassed to additional paid in capital	(42,833)
Change in fair market value of derivative liabilities	(58,081)
Balance January 31, 2021	$603,854

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the six months ended January 31, 2021.

Amount
Balance July 31, 2020	$842,573
Derivative reclassed to additional paid in capital	(42,833)
Change in fair market value of derivative liabilities	195,886
Balance January 31, 2021	$603,854

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$842,573	$842,573

As of July 31, 2020, the Company’s stock price was $0.07, risk-free discount rate of 0.11% and volatility of 240.18%.

Goodwill and Intangible Assets

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ending January 31, 2020 and 2019 the Company recorded an impairment expense of $0 and $0, respectively.

Income Taxes

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $532 and $40,708 during the six months ended January 31, 2021 and 2020, respectively.

Recently Issued Accounting Pronouncements

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

4. FIXED ASSETS

Fixed assets consist of the following as of January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(72,218)	(66,186)
Fixed assets, net	$15,414	$21,446

Depreciation expense for the six months ended January 31, 2021 and 2020, was $6,032 and $5,332, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(17,631)	(15,411)
Intangible assets, net	$19,551	$20,661

Amortization expense for the six months ended January 31, 2021 and 2020, was $2,220 and $2,220 respectively.

6. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of January 31, 2021 :

	Principal as of	Three Months ending January 31, 2021		Principal as of	Accrued interest balance As of
	July 31, 2020	Funds advanced	Funds repaid	January 31, 2021	January 31, 2021
B. Romanek, President and CEO	$13,267	$82,587	$(11,891)	$83,963	$1,114
Shareholder Relative of our President and CEO	70,393	-	-	70,393	10,197
TOTAL	$83,660	$35,894	$(8,616)	$154,356	$11,311

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

During the six months ending January 31, 2021, the Company accrued $93,874 due to Mr. Romanek related to this agreement. As of January 31, 2021, Mr. Romanek has allowed the Company to defer a total of $391,560 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the three months ended January 31, 2021 Mr. Halford earned $10,000.

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	January 31,	July 31,
	2021	2020

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

On January 31, 2019, the lender converted $9,532 of principle and $500 of fees into 16,500 shares of common stock.

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $17,270 during the six months ended January 31, 2021.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model. During the three months ended January 31, 2020, the Company recorded a gain on derivative liability of $41,851.	72,000	72,000
Unamortized debt discount	-	(17,260)
Total, net of unamortized discount	72,000	54,740

On June 20, 2019, we entered into a convertible promissory note pursuant to which we borrowed $291,108, net of an Original Issue Discount (“OID”) of $36,108 and investor legal expenses of $5,000 resulting in the Company receiving $250,000.

On January 31, 2019, the lender converted $30,000 of principle into 170,940 shares of common stock.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2021.

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

On September 2, 2020, the lender converted $10,000 of principle into 242,718 shares of common stock

On September 30, 2020, the lender converted $12,000 of principle into 476,190 shares of common stock

On November 14, 2020, the lender converted $20,000 of principle into 938,967 shares of common stock.

On December 1, 2020, the lender converted $20,000 of principle into 1,058,201 shares of common stock.

The fair value of the derivative liability associated with the conversions for the six months ended January 31, 2021 on the date of settlement of $42,833 was recorded to additional paid in capital.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $22,778 during the six months ended January 31, 2021.

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model.	73,680	135,680
Unamortized debt discount	(48,528)	(94,085)
Total, net of unamortized discount	25,152	41,595

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $1,512 during the six months ended January 31, 2021.

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model.	3,000	3,000
Unamortized debt discount	(444)	(1,956)
Total, net of unamortized discount	2,556	1,044

On May 1, 2020, we entered into a convertible promissory note pursuant to which we borrowed $100,000, net of consulting expenses of $100,000 resulting in the Company receiving $0. During the three months ended January 31, 2021, the Company made cash payments of $25,000.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible at any date after the effective date at the noteholder’s option into shares of our common stock at a conversion price equal to 65% of the average of the three lowest closing prices in the 10 trading days prior to the conversion.

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $32,523 during the six months ended January 31, 2021.

Further, the Company recognized a derivative liability of $64,888 based on the Black-Scholes pricing model.	75,000	100,000
Unamortized debt discount	(15,957)	(48,710)
Total, net of unamortized discount	59,043	51,290

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $22,422 during the six months ended January 31, 2021.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $75,172 based on the Black-Scholes pricing model.	66,780	66,780
Unamortized debt discount	(33,024)	(55,447)
	33,756	22,544
Total, net of unamortized discount	$337,615	$305,110

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $50,410 during the three months January 31, 2021.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.

As of January 31, 2020, convertible notes due to related parties net of unamortized debt discounts of $24,658, was $175,342.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through January 31, 2021:

Risk free interest rate	0.07% - 0.13%
Expected term (years)	0.24 - 0.49
Expected volatility	236% - 240
Expected dividends	0%

9. STOCK WARRANTS

The following is a summary of warrant activity during the six months ended January 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2020	922,129	$10.34
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, January 31, 2021	922,129	$10.34

The following is a summary of warrant activity during the six months ended January 31, 2020:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2019	1,506,250	$10.34
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, January 31, 2020	1,506,250	$10.34

10. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of January 31, 2021 and July 31, 2020, the Company had 24,177,860 and 21,461,784 shares of common stock issued and outstanding, respectively.

As of January 31, 2021 and July 31, 2020, the Company had 218,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of January 31, 2021 and July 31, 2020, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

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

As of January 31, 2021, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

Issuances of Common and Preferred Stock for the t months ended January 31, 2020

On September 2, 2020, a convertible note holder converted $10,000 in principal and fees into 242,718 shares of common stock at a conversion price of $0.0412 per share.

On September 30, 2020, a convertible note holder converted $12,000 in principal and fees into 476,190 shares of common stock at a conversion price of $0.0252 per share.

During the three months ended January 31, 2021, 720,000 shares were to be issued for services valued at $108,552. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

During the three months ended January 31, 2021, the Company issued 1,997,168 shares of common stock valued at $40,000 for the conversion of certain convertible notes.

During the three months ended January 31, 2021, the Company received 297,500 for the issuance of 5,950,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

11. SUBSEQUENT EVENTS

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

Employees

As of January 31, 2021, the Company had three employees.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended January 31, 2021, and related management discussion herein.

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

For the Three Months Ended January 31, 2021 and 2020:

Our operating results for the three months ended January 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	January 31,		Change
	2021	2020	Amount	Percentage
Operating loss	$(327,909)	$(394,947)	$(67,038)	(17%)
Other expense	$(31,916)	$(472,092)	$(440,176)	(93%)
Net loss	$(359,825)	$(867,039)	$(507,214)	(58%)

Revenues

We did not earn any revenues during the three months ending January 31, 2021 and 2020, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $327,909 during the three months ending January 31, 2021, from an operating loss of $394,947 in the comparative period ending January 31, 2020. The following table presents operating expenses for the three-month periods ending January 31, 2021 and 2020:

	Three months ended
	January 31,		Change
	2021	2020	Amount	Percentage
Professional fees	$89,218	$180,802	$(91,584)	(51)%
Consulting fees	136,552	129,616	6,936	5%
Payroll expense	55,1647	46,938	8,226	18%
General and administrative expenses	42,849	32,083	10,766	34%
Depreciation and amortization	4,126	5,508	(1,382)	(25)%
Total operating expenses	$327,909	$394,947	$(67,038)	(17)%

We realized a decrease of $91,584 in professional fees during the three months ended January 31, 2021, as compared to the three months ended January 31, 2020, primarily due to a decrease in stock-based compensation. We realized an increase of $6,936 in consulting fees during the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, primarily due to an increase in purchased consulting services. We realized an increase of $10,766 in general and administrative expenses during the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, primarily due to an increase in travel costs.

We realized a decrease of $1,382 in depreciation expenses during the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, due to a decrease in depreciable assets.

Other Income (Expense)

The following table presents other income and expenses for the three months ended January 31, 2021 and 2020:

	Three months ended
	January 31,		Change
	2021	2020	Amount	Percentage
Gain/(loss) on change in derivative liability	$58,081	$(359,258)	$(417,339)	116%
Interest Expense	(89,997)	(112,834)	(22,837)	20%
Total other income (expense)	$(31,916)	$(472,176)	$(440,176	93%

Gain on change in derivative liability decreased by $417,339 during the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by 22,837 during the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, due to a conversion of principal amounts of convertible notes to common stock.

Net Income (loss)

Net loss decreased to $359,825 during the three months ended January 31, 2021, from a net loss of $867,039 in the same period in the prior fiscal year.

Results of Operations for the six months ended January 31, 2021, compared with the six months ended January 31, 2012

Our operating results for the six months ended January 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	January 31,		Change
	2021	2020	Amount	Percentage
Operating loss	$(441,956)	$(567,204)	$(125,248)	116%
Other expenses	$(7,919)	$(445,308)	$(21,252)	93%
Net loss	$(449,875)	$(1,012,512)	$(437,389)	65%

Revenue

We did not earn any revenues during the six months ended January 31, 2020 and 2019, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $441,956 during the six months ended January 31, 2020, compared to an operating loss of $567,204 in the comparative period in the prior fiscal year. The following table presents operating expenses for the six-month periods ended January 31, 2021 and 2020:

	Six Months Ended
	January 31,		Change
	2021	2020	Amount	Percentage
Professional fees	$109,521	$199,089	$(89,568)	(50%)
Consulting fees	143,552	165,504	(22,952)	(18%)
Payroll expense	102,101	93,875	8,226	18%
General and administrative expenses	75,530	95,786	(17,256)	(54%)
Depreciation and amortization	8,252	11,950	(3,698)	(67%)
Total operating expenses	$441,956	$567,204	$(125,248)	(32%)

We realized a decrease of $89,568 in professional fees during the six months ended January 31, 2021, as compared to the six months ended January 31, 2020, primarily due to a decrease in stock-based compensation. We realized a decrease of $22,952 in consulting fees during the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, primarily due to a decrease in purchased consulting services. We realized a decrease of $17,256 in general and administrative expenses during the six months ended January 31, 2021, as compared to the same period the prior fiscal year, primarily due to a decrease in travel costs.

We realized a decrease of $3,698 in depreciation expenses during the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, due to a decrease in depreciable assets.

Other Income (Expense)

The following table presents other income and expenses for the six months ended January 31, 2021 and 2020:

	Six months ended
	January 31,		Change
	2021	2020	Amount	Percentage
Gain/(loss) on change in derivative liability	$195,886	$(220,251)	$(416,137)	116%
Interest Expense	(203,805)	(225,057)	(21,252)	19%
Total other income (expense)	$(7,919)	$(445,308)	$(437,389)	93%

Loss on change in derivative liability decreased by $416,137 during the six months ended January 31, 2020, as compared to the same period in 2019, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $21,252 during the six months ended January 31, 2020, as compared to the same period in 2019, due to a conversion of principal amounts of convertible notes to common stock.

Net Income (loss)

Net loss decreased to $449,875 during the six months ended January 31, 2021, from a net loss of $1,012,512 in the same period 2020.

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

Working Capital

The following table presents our working capital position as of January 31, 2021, and July 31, 2020:

	January 31,	July 31,	Change
	2021	2020	Amount	Percentage
Cash and cash equivalents	$150,272	$43,239	$107,033	248%
Prepaid expenses	12,927	-	12,927	100%
Current assets	$163,239	$43,239	$120,000	278%
Current liabilities	1,914,735	1,863,997	50,738	3%
Working capital	$(1,751,496)	$(1,820,758)	$(69,262)	4%

The change in working capital during the three months ended January 31, 2021, was primarily due to an increase in current assets of $120,000 and an increase in current liabilities of $50,738. Current assets increased due to an increase in cash resulting from debt and equity financing as of January 31, 2021. Current liabilities increased due to an increase in borrowing, which resulted in convertible notes payable, net of $337,615, advances from related parties of $154,356, convertible notes payable – related party, net of $175,342, and derivative liability of $603,854, as compared to convertible notes payable, net of $305,110, advances from related parties of $83,660, convertible notes payable – related party, net of $124,931, and derivative liability of $842,573 as of July 31, 2020. Cash increased as of January 31, 2021, by $107,033 to $150,242, primarily caused by proceeds from the sale of common stock during the three and six months ending January 31, 2021.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the three months ended January 31, 2021 and 2020:

	Three months ended
	January 31,
	2021	2020
Cash Flows Used in Operating Activities	$(236,163)	$(237,960)
Cash Flows Used in Investing Activities	-	(168,453)
Cash Flows Provided by Financing Activities	343,196	118,507
Net increase (decrease) in Cash During Period	$107,033	$(287,906)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended January 31, 2021.

For the six months ended January 31, 2021, net cash flows used in operating activities consisted of a net loss of $449,875, reduced by depreciation of $8,252, amortization of debt discounts of $169,916, and stock-based compensation of $108,552, offset by a gain on change in derivative liabilities of $195,886 and increased by a net increase in change of operating assets and liabilities of $122,878. For the six months ended January 31, 2020, net cash flows used in operating activities consisted of a net loss of $1,012,512, reduced by depreciation of $11,950, amortization of debt discounts of $193,110, stock-based compensation of $251,625, and a loss on change in derivative liabilities of $215,751, and increased by a net increase in change of operating assets and liabilities of $102,116.

Cash Flows from Investing Activities

For the six months ended January 31, 2021, no cashflows were used in investing activities. For the three months ended January 31, 2020, net cashflows used in investing activities consisted of purchases of other assets of $168,453.

Cash Flows from Financing Activities

For the six months ended January 31, 2021, we received $82,587 from loans from related parties, and used $11,891 for net repayments on related party loans; we also received $297,500 from the sale of common stock and made a $25,000 payment on a convertible loan. For the three months ended January 31, 2020, we received $152,333 from notes payable, we received $20,565 from loans from related parties and used $54,391 for net repayments on related party debts.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about December 18, 2020, Power Up Lending Group, Ltd. (“Power Up”) filed suit against the Company, the Company’s executive officers, and the Company’s transfer agent (Case Index No. 614700/2020, Supreme Court of the State of New York for Nassau County, Power Up Lending Group, Ltd. v. THC Therapeutics, Inc., Parker Mitchell, Transhare Corporation, and Brandon Romanek), alleging that the Company’s convertible promissory notes issued to Power Up are in default as a result of the Company’s alleged failure to honor the conversion terms of the notes along with related claims, and seeking monetary damages in excess of $280,920 (representing 200% of the outstanding note balances) and equitable relief to force the Company to honor Power Up’s conversion of note amounts into Company common stock. The Company and its officers answered the complaint and filed counterclaims against Power Up alleging that Power Up is an unregistered securities dealer acting in violation of the registration provisions of the Securities Exchange Act of 1934, and that Power Up’s notes are usurious and unenforceable as a matter of law.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 14, 2020, the Company issued 938,967 shares of common stock valued at $20,000 to a lender for the conversion of a convertible note.

On December 1, 2020, the Company issued 1,058,201 shares of common stock valued at $20,000 to a lender for the conversion of a convertible note.

On December 15, 2020, 240,000 shares were to be issued to a consultant for services valued at $14,520. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On December 16, 2020, the Company received $60,000 from an investor for the issuance of 1,200,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On December 22, 2020, the Company received $25,000 from an investor for the issuance of 500,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On December 23, 2020, the Company received $35,000 from an investor for the issuance of 700,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On December 28, 2020, the Company received $25,000 from an investor for the issuance of 500,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On December 28, 2020, the Company received $25,000 from an investor for the issuance of 500,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On December 29, 2020, the Company received $40,000 from an investor for the issuance of 800,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On December 31, 2020, the Company received $40,000 from an investor for the issuance of 800,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On January 11, 2021, the Company received $25,000 from an investor for the issuance of 500,000 shares of common stock. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

On January 15, 2021, 480,000 shares were to be issued for services to consultants valued at $94,032. As of January 31, 2021, the shares were not issued, and the value was included in stock payable.

The shares issued in conversion of convertible notes were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares were issued in exchange for other securities of the Company held by each lender, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges. The remaining shares described above that were issued or were to be issued to consultants and investors were sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the consultants and investors, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Effective February 17, 2021, Joshua Halford was appointed as a member of the Board of Directors of the Company, and on March 8, 2021, Mr. Halford was appointed COO of the Company.

Mr. Halford is responsible for developing and executing R&D, strategic partnerships and acquisitions, and marketing and sales strategies for the Company. Joshua Halford has years of marketing, advertising, and competitive startup experience in addition to serving as CTO for two publicly traded Cannabis companies. Mr. Halford brings a wide skill base to the Company and is experienced in multimedia production, videography, photography, marketing, sales, graphic design, website development, programming, 3D printing, R&D, greenhouse management, negotiations and both public & private company management. He has directly lead the development of both national and international brands, applications and systems reaching as high as the United Nations. Mr. Halford has been a consultant for THC Therapeutics, Inc. from June 2019-February 2021, the SVP of Business Development for ART Concrete Solutions, Inc. from December 2018-April 2019, Manager of Corporate Communications for ART Concrete Solutions, Inc. from March 2018-December 2018, CTO of Freedom Leaf Inc. from October 2017-March 2018, CTO of the Company from September 2016-October 2017, and Senior Graphic Designer/Video Editor for Out the Window Advertising from May 2015-April 2016.

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

THC THERAPEUTICS, INC.

Date: March 26, 2021	By:	/s/ Brandon Romanek
Brandon Romanek
President

