Form 10-Q
period 2021-04-30
THC Therapeutics, Inc.
filed 2021-06-22
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 11, 2021, the Company had 25,381,564 shares of common stock outstanding.

THC THERAPEUTICS INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2021	July 31, 2020
ASSETS
Current assets
Cash	$40,895	$43,239
Prepaid expenses	18,300	-
Total current assets	59,195	43,239

Physical silver assets	152,785	-
Fixed assets, net	12,496	21,446
Intangible assets, net	17,367	20,661

Total assets	241,843	85,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$703,026	$499,249
Accrued liabilities due to related parties	17,131	8,474
Advances from related parties	104,935	83,660
Convertible notes payable, net	386,719	305,110
Convertible notes payable- related party, net	199,726	124,931
Derivative liability	689,727	842,573
Total current liabilities	2,101,264	1,863,997

Total liabilities	2,101,264	1,863,997

Stockholders' deficit
Common stock; $0.001 par value; 500,000,000 shares authorized; 24,177,860 and 21,461,784 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	24,178	21,462
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 218,000 and 218,000 series A and B shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 218,000 and 218,000 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	218	218
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	-	-
Stock payable	836,752	221,700
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	39,608,401	39,506,284
Accumulated deficit	(35,426,970)	(34,626,315)
Total stockholders' deficit	(1,859,421)	(1,778,651)

Total liabilities and stockholders' deficit	$241,843	$85,346

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	23,385	76,183	132,906	275,272
Consulting fees	17,978	332,059	161,530	498,563
Salaries and wages	46,937	48,937	149,038	142,812
General and administrative	77,216	49,854	155,746	145,640
Depreciation and amortization	3,992	4,038	12,244	15,988
Total operating expenses	169,508	511,071	611,464	1,078,275

Loss from operations	(169,508)	(511,071)	(611,464)	(1,078,275)

Other income (expense)
Gain (loss) on derivative liability	(85,873)	(452,897)	110,013	(673,148)
Loss on settlement of debt	-	(165,000)	-	(165,000)
Interest expense	(95,399)	(131,095)	(299,204)	(356,152)
Total other income (expense)	(181,272)	(748,992)	(189,191)	(1,194,300)

Net loss	$(350,780)	$(1,260,063)	$(800,655)	$(2,272,575)

Basic loss per common share	$(0.01)	$(0.09)	$(0.03)	$(0.15)

Basic weighted average common shares outstanding	24,177,860	14,690,164	23,200,766	14,818,198

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

For the Nine Months Ended April 30, 2021

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2020	218,000	218	-	-	21,461,784	21,462	39,506,284	221,700	(6,902,000)	(34,626,315)	(1,778,651)
Shares issued for conversion of convertible debt	-	-	-	-	718,908	719	21,281	-	-	-	22,000
Net loss	-	-	-	-	-	-	-	-	-	(90,050)	(90,050)
Balance, October 31, 2020	218,000	218	-	-	22,180,692	22,181	39,527,565	221,700	(6,902,000)	(34,716,365)	(1,846,701)
Shares and warrants issued for services	-	-	-	-	-	-	-	108,552	-	-	108,552
Cash received for stock	-	-	-	-	-	-	-	297,500	-	-	297,500
Shares issued for conversion of convertible debt	-	-	-	-	1,997,168	1,997	38,003	-	-	-	40,000
Derivative liability written off to additional paid in capital	-	-	-	-	-	-	42,833	-	-	-	42,833
Net loss	-	-	-	-	-	-	-	-	-	(359,825)	(359,825)
Balance, January 31, 2021	218,000	218	-	-	24,177,860	24,178	39,608,401	627,752	(6,902,000)	(35,076,190)	(1,717,641)
Cash received for stock	-	-	-	-	-	-	-	209,000	-	-	209,000
Net loss	-	-	-	-	-	-	-	-	-	(350,780)	(350,780)
Balance, April 30, 2021	218,000	218	-	-	24,177,860	24,178	39,608,401	836,752	(6,902,000)	(35,426,970)	(1,859,421)

For the Nine Months Ended April 30, 2020

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	217	-	-	14,434,098	14,434	38,421,610	417,469	(6,902,000)	(32,701,136)	(749,406)
Shares and warrants issued for services	-	-	-	-	107,661	108	298,712	(296,561)	-	-	2,259
Conversion of preferred to common Stock	(1,000)	(1)	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	26,080	26	69,438	(59,432)	-	-	10,032
Net loss	-	-	-	-	-	-	-	-	-	(145,473)	(145,473)
Balance, October 31, 2019	216,000	216	-	-	14,817,839	14,818	38,789,528	61,459	(6,902,000)	(32,846,609)	(882,588)
Shares and warrants for services	-	-	-	-	-	-	-	110,241	-	-	110,241
Rescission of equity grant	(13,000)	(13)	-	-	-	-	13	-	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	204,940	205	39,995	-	-	-	40,200
Net loss	-	-	-	-	-	-	-	-	-	(867,039)	(867,039)
Balance, January 31, 2020	203,000	203	-	-	15,022,779	15,023	38,829,536	171,700	(6,902,000)	(33,713,648)	(1,599,186)
Shares and warrants for services	-	-	-	-	500,000	500	39,500	20,000	-	-	60,000
Issue of warrants in accordance with antidilution provisions	-	-	-	-	-	-	265,935	-	-	-	265,935
Shares issued for warrant exercise	-	-	-	-	1,225,000	1,225	(1,225)	-	-	-	-
Shares issued to settle account payable	15,000	15	-	-	-	-	239,985	-	-	-	240,000
Shares issued for conversion of convertible debt	-	-	-	-	2,225,887	2,226	86,542	30,000	-	-	118,768
Net loss	-	-	-	-	-	-	-	-	-	(1,260,063)	(1,260,063)
Balance, April 30, 2020	218,000	218	-	-	18,973,666	18,974	39,460,273	221,700	(6,902,000)	(34,973,711)	(2,174,546)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited)

	For the Nine Months Ended
	April 30, 2021	April 30, 2020
Cash Flows from Operating Activities
Net loss	$(800,655)	$(2,272,575)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	(110,013)	660,968
Amortization of debt discount	243,404	310,091
Stock based compensation	108,552	438,435
Depreciation and amortization	12,244	15,988
Loss on settlement of accounts payable	-	165,000
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	(18,300)	140,250
Increase (decrease) in accounts payable	203,777	401,738
Increase (decrease) in accounts payable related party	8,657	(210,090)
Net cash used in operating activities	(352,334)	(350,195)

Cash Flows from investing
Purchase of silver	(152,785)	(168,453)
Net cash used in investing activities	(152,785)	(168,453)

Cash Flows provided by Financing Activities
Proceeds from related party advances	82,587	24,930
Payments on related party advances	(61,312)	(57,452)
Proceeds from sale of common stock	506,500	-
Proceeds from convertible notes payable	-	288,014
Repayments of convertible notes payable	(25,000)	(37,500)
Net cash provided by financing activities	502,775	217,992

Net decrease in Cash	(2,344)	(300,656)

Beginning cash balance	43,239	317,551

Ending cash balance	$40,895	$16,895

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative Liability written off to additional paid in capital	$42,833	$-
Shares issued for the conversion of debt	$62,000	$-

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of April 30, 2021, the Company had $40,895 cash on hand. At April 30, 2021 the Company has an accumulated deficit of $35,426,970. For the nine months ended April 30, 2021 the Company had a net loss of $800,655, and net cash used in operations of $352,334. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There were $40,895 and $43,239 in cash and no cash equivalents as of April 30, 2021 and July 31, 2020, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of April 30, 2021 , the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$689,727	$689,727

As of April 30, 2021, the Company’s stock price was $0.28, risk-free discount rate of 0.01% and volatility of 234.84%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended April 30, 2021:

Amount
Balance January 31, 2021	$603,854
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	85,873
Balance April 30, 2021	$689,727

fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended April 30, 2021.

Amount
Balance July 31, 2020	$842,573
Derivative reclassed to additional paid in capital	(42,833)
Change in fair market value of derivative liabilities	(110,013)
Balance April 30, 2021	$689,727

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$842,573	$842,573

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ending April 30, 2021 and 2020 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $27,833 and $53,093 during the nine months ended April 30, 2021 and 2020, respectively.

4. PHYSICAL SILVER ASSETS

During the nine months ending April 2021, the Company purchased silver bars and coins for $152,785. We determine the fair value of our silver on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is its principal market for silver (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our silver assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of silver quoted on the active exchange since acquiring the silver. If the then current carrying value of a silver exceeds the fair value so determined, an impairment loss has occurred with respect to those silver assets in the amount equal to the difference between their carrying values and the price determined.

5. FIXED ASSETS

Fixed assets consist of the following as of April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(75,136)	(66,186)
Fixed assets, net	$12,496	$21,446

Depreciation expense for the three and nine months ended April 30, 2021 was $3,992 and $8,950, respectively. Depreciation expense for the three and nine months ended April 30, 2020, was $2,951 and $12,681, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(18,705)	(15,411)
Intangible assets, net	$17,367	$20,661

Amortization expense for the three and nine months ended April 30, 2021, was $1,074 and $3,294, respectively.

Amortization expense for the three and nine months ended April 30, 2020, was $1,087 and $3,307, respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of April 30, 2021:

	Principal as of	Three Months ending April 30, 2021		Principal as of	Accrued interest balance As of
	July 31, 2020	Funds advanced	Funds repaid	April 30, 2021	April 30, 2021
B. Romanek, President and CEO	$13,267	$90,521	$(69,246)	$34,542	$6,076
Shareholder Relative of our President and CEO	70,393	-	-	70,393	11,055
TOTAL	$83,660	$90,521	$(69,246)	$104,935	$17,131

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

During the nine months ending April 30, 2021, the Company accrued $46,937 due to Mr. Romanek related to this agreement. As of April 30, 2021, Mr. Romanek has allowed the Company to defer a total of $438,498 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the nine months ended April 30, 2021 Mr. Halford earned $16,000.

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $74,795 during the nine months April 30, 2021.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.

As of January 31, 2020, convertible notes due to related parties net of unamortized debt discounts of $274, was $199,726.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through April 30, 2021:

Risk free interest rate	0.07% - 0.13%
Expected term (years)	0.24 - 0.49
Expected volatility	236% - 283
Expected dividends	0%

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	April 30,	July 31,
	2021	2020

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $17,270 during the nine months ended April 30, 2021.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2021.

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

The fair value of the derivative liability associated with the conversions for the nine months ended April 30, 2021 on the date of settlement of $16,244 was recorded to additional paid in capital.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $22,778 during the nine months ended April 30, 2021.

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model.

	73,680	135,680
Unamortized debt discount	(26,493)	(94,085)
Total, net of unamortized discount	47,187	41,595

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $1,956.16 during the nine months ended April 30, 2021.

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model.

	3,000	3,000
Unamortized debt discount	(-)	(1,956)
Total, net of unamortized discount	3,000	1,044

On May 1, 2020, we entered into a convertible promissory note pursuant to which we borrowed $100,000, net of consulting expenses of $100,000 resulting in the Company receiving $0. During the nine months ended April 30, 2021, the Company made cash payments of $25,000.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible at any date after the effective date at the noteholder’s option into shares of our common stock at a conversion price equal to 65% of the average of the three lowest closing prices in the 10 trading days prior to the conversion.

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $32,523 during the nine months ended April 30, 2021.

Further, the Company recognized a derivative liability of $64,888 based on the Black-Scholes pricing model.

	75,000	100,000
Unamortized debt discount	(177)	(48,710)
Total, net of unamortized discount	74,823	51,290

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $22,422 during the nine months ended April 30, 2021.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $75,172 based on the Black-Scholes pricing model.

	66,780	66,780
Unamortized debt discount	(22,179)	(55,447)
	44,601	11,333
Total, net of unamortized discount	$386,719	$305,110

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through April 30, 2021:

Risk free interest rate	0.07% - 0.13%
Expected term (years)	0.24 - 0.49
Expected volatility	236% - 283
Expected dividends	0%

9. STOCK WARRANTS

The following is a summary of warrant activity during the nine months ended April 30, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2020	922,129	$16.73
Warrants granted and assumed	-	-
Warrants expired	(56,750)	(.05)
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, April 30, 2021	865,379	$16.21

The following is a summary of warrant activity during the nine months ended April 30, 2020:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2019	1,506,250	$10.34
Warrants granted and assumed	1,531,311	0.088
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	(1,247,190)	0.088
Balance outstanding and exercisable, April 30, 2020	1,790,371	$8.72

10. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of April 30, 2021 and July 31, 2020, the Company had 24,177,860 and 21,461,784 shares of common stock issued and outstanding, respectively.

As of April 30, 2021 and July 31, 2020, the Company had 218,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of April 30, 2021 and July 31, 2020, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

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

As of April 30, 2021, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

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

During the nine months ended April 30, 2021, 720,000 shares were to be issued for services valued at $108,552. As of April 30, 2021, the shares were not issued, and the value was included in stock payable.

During the nine months ended April 30, 2021, the Company issued 1,997,168 shares of common stock valued at $40,000 for the conversion of certain convertible notes.

During the nine months ended April 30, 2021, the Company received $506,500 for the issuance of 8,530,002 shares of common stock. As of April 30, 2021, the shares were not issued, and the value was included in stock payable.

11. SUBSEQUENT EVENTS

On June 3, 2021 a convertible note holder converted $19,500 in principal into 1,203,704 shares of common stock at a conversion price of $0.0162 per share.

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

Employees

As of April 30, 2021, the Company had two employees.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended April 30, 2021, and related management discussion herein.

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

For the Three Months Ended April 30, 2021 and 2020:

Our operating results for the three months ended April 30, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three months ended April 30,		Change
	2021	2020	Amount	Percentage
Operating loss	$(169,508)	$(511,071)	$(341,563)	(67%)
Other expense	$(181,272)	$(748,992)	$567,720	(76%)
Net loss	$(350,780)	$(1,260,063)	$909,283	(58%)

Revenues

We did not earn any revenues during the three months ending April 30, 2021 and 2020, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $909,283 during the three months ending April 30, 2021, from an operating loss of $31,260,063 in the comparative period ending April 30, 2020. The following table presents operating expenses for the three-month periods ending April 30, 2021 and 2020:

	Three months ended
	April 30,		Change
	2021	2020	Amount	Percentage
Professional fees	$23,385	$76,183	$(52,798)	(69)%
Consulting fees	17,978	332,059	(314,081)	(95%)
Salaries and wages	46,937	48,937	(2,000)	(4%)
General and administrative expenses	77,216	49,854	27,362	55%
Depreciation and amortization	3,992	4,038	(46)	(1)%
Total operating expenses	$169,508	$511,071	$(341,563)	(67)%

We realized a decrease of $52,798 in professional fees during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, primarily due to a decrease in stock-based compensation. We realized a decrease of $314,081 in consulting fees during the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to an decrease in consulting services. We realized an increase of $27,362 in general and administrative expenses during the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to an increase in travel costs.

We realized a decrease of $46 in depreciation expenses during the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, due to a decrease in depreciable assets.

Other Income (Expense)

The following table presents other income and expenses for the three months ended April 30, 2021 and 2020:

	Three months ended
	April 30,		Change
	2021	2020	Amount	Percentage
Gain/(loss) on change in derivative liability	$(85,873)	$(452,897)	$(367,024)	(81%)
Loss on settlement of debt	-	(165,000)	(165,000)	100%
Interest Expense	(95,399)	(131,095)	(35,969)	(76%)
Total other income (expense)	$(181,272)	$(748,992)	$(567,720)	76%

Gain on change in derivative liability decreased by $367,024 during the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Loss on settlement of debt decreased from the previous year as a result of no debt settlements occurring during the current period. Interest expense decreased by 35,696 during the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, due to a conversion of principal amounts of convertible notes to common stock.

Net loss

Net loss decreased to $350,780 during the three months ended April 30, 2021, from a net loss of $1,260,063 in the same period in the prior fiscal year due to the factors discussed above.

Results of Operations for the nine months ended April 30, 2021, compared with the nine months ended April 30, 2020

Our operating results for the nine months ended April 30, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	April 30,		Change
	2021	2020	Amount	Percentage
Operating loss	$(611,464)	$(1,078,275)	$(466,811)	(43%)
Other expenses	$(189,191)	$(1,194,300)	$(1,005,109)	(84%)
Net loss	$(800,655)	$(2,272,575)	$(1,471,920)	(65%)

Revenue

We did not earn any revenues during the nine months ended April 30, 2021 and 2020, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Loss

Our loss from operations decreased to $441,956 during the nine months ended April 30, 2021, compared to an operating loss of $567,204 in the comparative period in the prior fiscal year. The following table presents operating expenses for the nine-month periods ended April 30, 2021 and 2020:

	Nine months Ended
	April 30,		Change
	2021	2020	Amount	Percentage
Professional fees	$132,906	$275,272	$(142,366)	(52%)
Consulting fees	161,530	498,563	(337,033)	(68%)
Salaries and wages	149,038	142,812	6,226	4%
General and administrative	155,746	145,640	10,106	7%
Depreciation and amortization	12,244	15,988	(3,744)	(23%)
Total operating expenses	$611,464	$1,078,275	$(466,811)	(43%)

We realized a decrease of $142,336 in professional fees during the nine months ended April 30, 2021, as compared to the nine months ended April 30, 2020, primarily due to a decrease in stock-based compensation. We realized a decrease of $337,033 in consulting fees during the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting services. We realized a decrease of $10,106 in general and administrative expenses during the nine months ended April 30, 2021, as compared to the same period the prior fiscal year, primarily due to a decrease in travel costs. We realized a decrease of $3,744 in depreciation expenses during the three months ended April 30, 2021, as compared to the same period in the prior fiscal year, due to a decrease in depreciable assets.

Other Income (Expense)

The following table presents other income and expenses for the nine months ended April 30, 2021 and 2020:

	Nine months ended
	April 30,		Change
	2021	2020	Amount	Percentage
Gain/(loss) on change in derivative liability	$110,013	$(673,148)	$783,161	116%
Loss on settlement of debt	-	(165,000)	165,000	100%
Interest Expense	(299,204)	(356,152)	56,948	(16%)
Total other income (expense)	$(189,191)	$(1,194,300)	$1,005,109	(116%)

Loss on change in derivative liability decreased by $783,161 during the nine months ended April 30, 2021, as compared to the same period in 2019, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Loss on settlement of debt decreased from the previous year as a result of no debt settlements occurring during the current period. Interest expense decreased by $56,948 during the nine months ended April 30, 2021, as compared to the same period in 2020, due to a conversion of principal amounts of convertible notes to common stock.

Net Income loss

Net loss decreased to $189,191 during the nine months ended April 30, 2021, from a net loss of $1,194,300 in the same period 2020.

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

Working Capital

The following table presents our working capital position as of April 30, 2021, and July 31, 2020:

	April 30,	July 31,
	2021	2020
Cash and cash equivalents	$40,895	$43,239
Prepaid expenses	18,300	-
Current assets	$59,195	$43,239
Current liabilities	2,101,264	1,863,997
Working capital	$(2,042,069)	$(1,820,758)

The change in working capital during the nine months ended April 30, 2021, was primarily due to an increase an increase in current liabilities due to an increase in borrowing from related party parties as well as an increase in accounts payable.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the three months ended April 30, 2021 and 2020:

	Three months ended
	April 30,
	2021	2020
Cash Flows Used in Operating Activities	$(352,334)	$(350,195)
Cash Flows Used in Investing Activities	(152,785)	(168,453)
Cash Flows Provided by Financing Activities	502,775	217,992
Net increase (decrease) in Cash During Period	$(2,344)	$(300,656)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended April 30, 2021.

For the nine months ended April 30, 2021, net cash flows used in operating activities consisted of a net loss of $800,655, reduced by depreciation of $12,244, amortization of debt discounts of $243,404, and stock-based compensation of $108,552, offset by a gain on change in derivative liabilities of $110,013 and increased by a net increase in change of operating assets and liabilities of $194,134. For the nine months ended April 30, 2020, net cash flows used in operating activities consisted of a net loss of $2,272,575, reduced by depreciation of $15,988, amortization of debt discounts of $310,091, stock-based compensation of $438,435, and a loss on change in derivative liabilities of $660,968 and a loss on settlement of debt of $165,000, and increased by a net increase in change of operating assets and liabilities of $331,898.

Cash Flows from Investing Activities

For the nine months ended April 30, 2021, consisted of purchases of silver in the amount of $152,785. For the three months ended April 30, 2020, net cashflows used in investing activities consisted of purchases of other assets of $168,453.

Cash Flows from Financing Activities

For the nine months ended April 30, 2021, we received $82,587 from loans from related parties, and used $61,312 for net repayments on related party loans; we also received $506,500 from the sale of common stock and made a $25,000 payment on a convertible loan. For the three months ended April 30, 2020, we received $288,014 from convertible notes payable and spent $37,500 on repayments, we received $24,930 from loans from related parties and used $57,452 for net repayments on related party debts.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about December 18, 2020, Power Up Lending Group, Ltd. (“Power Up”) filed suit against the Company, the Company’s executive officers, and the Company’s transfer agent (Case Index No. 614700/2020, Supreme Court of the State of New York for Nassau County, Power Up Lending Group, Ltd. v. THC Therapeutics, Inc., Parker Mitchell, Transhare Corporation, and Brandon Romanek), alleging that the Company’s convertible promissory notes issued to Power Up are in default as a result of the Company’s alleged failure to honor the conversion terms of the notes along with related claims, and seeking monetary damages in excess of $280,920 (representing 200% of the outstanding note balances) and equitable relief to force the Company to honor Power Up’s conversion of note amounts into Company common stock. The Company and its officers answered the complaint and filed counterclaims against Power Up alleging that Power Up is an unregistered securities dealer acting in violation of the registration provisions of the Securities Exchange Act of 1934, and that Power Up’s notes are usurious and unenforceable as a matter of law. The court issued a temporary order forcing the Company and its transfer agent to honor Power Up’s conversions and prohibiting the Company and its transfer agent from issuing any shares to any parties other than Power Up (the “Power Up Order”), which the Company appealed, and such appeal was denied.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 2, 2021, the Company received $22,000 from an investor for the issuance of 293,334 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 2, 2021, the Company received $35,000 from an investor for the issuance of 466,667 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 8, 2021, the Company received $40,000 from an investor for the issuance of 533,333 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 10, 2021, the Company received $17,000 from an investor for the issuance of 170,000 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 10, 2021, the Company received $25,000 from an investor for the issuance of 333,334 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 11, 2021, the Company received $5,000 from an investor for the issuance of 50,000 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 11, 2021, the Company received $20,000 from an investor for the issuance of 200,000 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 16, 2021, the Company received $20,000 from an investor for the issuance of 200,000 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

On February 17, 2021, the Company received $25,000 from an investor for the issuance of 333,334 shares of common stock. As of April 30, 2021, the shares had not been issued by the Company’s transfer agent because of the Power Up Order described above, and the value was included in stock payable.

The shares described above were sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors, and the transactions did not involve a public offering.

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

THC THERAPEUTICS, INC.

Date: June 21, 2021	By:	/s/ Brandon Romanek
Brandon Romanek
President

