Form 10-K
period 2021-07-31
THC Therapeutics, Inc.
filed 2022-03-31
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-55994

THC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11700 W Charleston Blvd. #73 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 420-8428

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

On January 31, 2021, the last business day of the registrant’s second fiscal quarter during the fiscal year ending July 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32,750,947, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $2.40/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of March 21, 2022, the registrant had 34,117,671 shares of its common stock, $0.001 par value, outstanding.

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

The Company’s fiscal year end is July 31st, its telephone number is (833) 420-8428, and the address of its principal executive office is 11700 W Charleston Blvd. #73, Las Vegas, Nevada, 89135.

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

The Company has a functioning prototype of the dHydronator®, which is now protected by a patent with the United States Patent and Trademark Office (see “Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions” below), and once the Company has sufficient funds available, the Company plans to source parts for serial manufacturing and negotiate and secure serial manufacturing and assembly. The Company also plans to hire sales and marketing staff as funds are available.

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

Additionally, on May 12, 2017, the Company entered into an asset purchase agreement with a third party under which it acquired four (4) float spa units and associated equipment. With the acquisition of these assets, the Company intended to establish a float spa facility that will allow each guest to customize their wellness experience, at their own pace, based on their individual needs. Once we have approximately $500,000-$1,000,000 in available cash flow or funds from other operations, and after the launch of our dHydronator® sanitizing herb dryer, we plan to capitalize on our spa assets purchased in 2017 by (i) leasing a 2,500 to 5,000 square foot facility in Nevada or California, to be built out as needed (and with the size of the facility dependent on available capital); (ii) obtaining necessary licenses and permits, (iii) purchasing inventory, equipment, furnishings and supplies, including inventory, fixtures, furnishings and equipment for an oxygen bar and a Kampuchea, juice and tea Bar, refrigeration and storage equipment, point of sale computers and tablets, digital monitors, signage and display materials, and other suppliers; (iv) hiring spa management personnel including a manager, assistant manager and two spa attendants; (v) hiring marketing and sales consultants, and (vi) launching a marketing campaign to include internet lead services, Groupon and social networking.

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

Employees

The Company currently has one full-time employee, our founder, CEO and director, Brandon Romanek.

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

There is substantial doubt about our ability to continue as a going concern

We have not generated any revenues or profit during the years ended July 31, 2021 and 2020. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not sufficiently support our operation for the next twelve months. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of July 31, 2021, we had an accumulated deficit of approximately $36.6 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses, and there is no guarantee that we will ever generate revenues, or that we ever achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Federal drug regulation and enforcement may adversely impact our operations.

Currently, there are approximately 37 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment, and there are approximately 18 states and the District of Columbia that have more expansive laws legalizing marijuana for recreational use. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore our stock is considered a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s prior written agreement to the transaction;
•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;
•	the success of competitive products or technologies;
•	announcements about us or about our competitors, including new product introductions and commercial results;
•	the recruitment or departure of key personnel;
•	developments concerning our licensors or manufacturers;
•	litigation and other developments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us; and
•	general economic, industry and market conditions.

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

As a result of the rights associated with our Series A Preferred Stock, we may not be able to undertake certain corporate transactions, including equity or debt offerings necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may otherwise be beneficial to our businesses. These provisions may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

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

Our executive officer and director, Brandon Romanek, holds 200,000 shares of our Series A Preferred Stock (each share votes as the equivalent of 100 shares of common stock on all matters submitted for a vote by the common stockholders), as well as 10,531,632 shares of our common stock, and as such, he would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Romanek would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

On or about December 18, 2020, Power Up Lending Group, Ltd. (“Power Up”) filed suit against the Company, the Company’s executive officers, and the Company’s transfer agent (Case Index No. 614700/2020, Supreme Court of the State of New York for Nassau County, Power Up Lending Group, Ltd. v. THC Therapeutics, Inc., Parker Mitchell, Transhare Corporation, and Brandon Romanek), alleging that the Company’s convertible promissory notes issued to Power Up are in default as a result of the Company’s alleged failure to honor the conversion terms of the notes along with related claims, and seeking monetary damages in excess of $280,920 (representing 200% of the outstanding note balances) and equitable relief to force the Company to honor Power Up’s conversion of note amounts into Company common stock. The Company and its officers answered the complaint and filed counterclaims against Power Up. The parties settled in July of 2021, and the case was dismissed by Power Up.

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad took no further action until it sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, and Iliad received a default judgment, and the Company is currently disputing the default judgment.

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination (case no. A-21-833007-Z filed in the District Court for Clark County, Nevada). The matter was subsequently settled on or about December 12, 2021, and the case was then dismissed.

In the fall of 2021, the Company’s former CFO, an individual representing himself as Jonathan Cross, but who, upon information and belief was the convicted felon, John Dankovich, made numerous demands of the Company in connection with his termination by the Company. The Company responded to Mr. Dankovich on or about November 11, 2021, and Mr. Dankovich subsequently took no further action.

In the fall of 2021, one of the Company’s former directors and current Company business consultant, Joshua Halford, made a demand for payment of funds due to Mr. Halford under a consulting agreement, Mr. Halford and the Company have since resolved the matter, and Mr. Halford is still providing consulting and technical design services to the Company in connection with the Company’s dHyrdonator herb dryer product redesign.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on the OTC Link alternative trading system operated by OTC Markets Group, Inc., under the symbol “THCT.” As of July 31, 2021, the Company’s common stock was held by 37 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended July 31, 2021 and 2020:

	For the Years Ended July 31,
	2021		2020
	High	Low	High	Low

First Quarter	$0.079	$0.027	$5.30	$1.345
Second Quarter	$0.50	$0.02	$1.75	$0.23
Third Quarter	$0.75	$0.16	$0.48	$0.03
Fourth Quarter	$0.28	$0.07	$0.18	$0.041

__________

Source: www.otcmarkets.com

The Company’s transfer agent is ClearTrust, LLC, 16540 Pointe Village Dr., Suite 205, Lutz, Florida, 33558.

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

Related Stockholder Matters

None.

Unregistered Sales of Equity Securities during Three Months Ended July 31, 2021

On June 4, 2021, a convertible note holder converted $19,500 in principal and fees into 1,203,704 shares of common stock at a conversion price of $0.0162 per share.

On July 7, 2021, a convertible note holder converted $20,000 in principal and fees into 372,439 shares of common stock at a conversion price of $0.0537 per share.

The forgoing shares issued upon conversion of convertible promissory notes were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares were issued solely in exchange of convertible debt securities of the Company issued to the lenders previously, there was no additional consideration for the exchange, and there was no renumeration for solicitation of the exchange.

On or about July 28, 2021, the Company sold 300 shares of Series C Preferred Stock for $300,000 to GHS Investments, LLC. These shares were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the investor was an accredited investor, and the transaction did not involve a public offering.

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

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2021 and 2020, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of approximately $36.5 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Year Ended July 31, 2021 and 2020:

Our operating results for the year ended July 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Years ended
	July 31,		Change
	2021	2020	Amount	Percentage
Operating loss	$(939,977)	$(1,390,410)	$450,433	(32)%
Other income (expense)	$(945,468)	$(540,989)	$(404,479)	75%
Net income (loss)	$(1,885,445)	$(1,931,399)	$45,954	(2)%

Revenues

We did not earn any revenues during the fiscal years ending July 31, 2021 and 2020, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our operational strategy and launched sales of our herb dryer product.

Operating Income (Loss)

Our loss from operations decreased by $450,433 during the fiscal year ended July 31, 2021, from an operating loss of $1,390,410 for the 2020 fiscal year. The following table presents operating expenses for the 2021 and 2020 fiscal years:

	Years ended
	July 31,		Change
	2021	2020	Amount	Percentage
Professional fees	$253,838	$315,755	$(61,917)	(20)%
Consulting fees	205,170	611,313	(406,143)	(66)%
Salaries and wages	267,975	264,563	3,412	1%
General and administrative expenses	212,994	198,779	14,215	7%
Total operating expenses	$939,977	$1,390,410	$(450,433)	(32%)

We realized a decrease of $61,917 in professional fees during the fiscal year ended July 31, 2021, as compared to 2020 fiscal year, primarily due to a decrease in legal fees. We also realized a decrease of $406,143 in consulting fees during the fiscal year ended July 31, 2021, as compared to the 2020 fiscal year, primarily due to a decrease in stock-based compensation.

We realized a decrease of $3,744 in depreciation expenses during fiscal year ended July 31, 2021, as compared to the same period in 2020, due to an asset becoming fully depreciated mid-way through the year ended July 31, 2020.

Other Income (Expense)

The following table presents other income and expenses for the fiscal years ended July 31, 2020 and 2021:

	Years ended
	July 31,		Change
	2021	2020	Amount	Percentage
Gain/(loss) on change in derivative liability	$(393,718)	$123,860	$(517,578)	(418)%
Gain/(loss) on settlement of debts	-	(165,000)	165,000	(100)%
Gain (loss) on sale of investment	-	(12,149)	12,149	100%
Interest Expense	(551,750)	(487,700)	64,050	47%
Total other income (expense)	$(945,468	$(540,989)	$404,479	75%

Gain/loss on change in derivative liability decreased by $517,578 during the fiscal year ended July 31, 2021, as compared to the 2020 fiscal year, due to the fluctuations in the price of our common stock between reporting periods. Loss on settlement of debts decreased by $165,000 during the year ended July 31, 2021, as compared to 2020 fiscal year, due to more debt settlements in the prior year. Loss on sale of investment decreased by $12,149 during the fiscal year ended July 31, 2021, compared to the 2020 fiscal year, due to a decrease in the sale of investments in the 2021 year. Interest expense increased by $64,050 during the fiscal year ended July 31, 2021, as compared to the 2020 fiscal year, due to a default on a loan payable in the 2021 fiscal year.

Net Income (loss)

Net loss increased to $(1,885,445) during the fiscal year ended July 31, 2021, from a net loss of $(1,931,399) in the 2020 fiscal year.

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

Working Capital

The following table presents our working capital position as of July 31, 2021, and July 31, 2020:

	July 31,	July 31,	Change
	2021	2020	Amount	Percentage
Cash and cash equivalents	$296,130	$43,239	$252,891	585%
Prepaid expenses	4,586	-	4,586	100%
Inventory	830	-	830	100%

Current assets	$301,546	$43,239	$258,307	597%
Current liabilities	2,857,394	1,828,920	1,028,474	56%
Working capital deficit	$(2,555,848)	$(1,785,681)	$(770,167)	43%

The change in working capital during the year ended July 31, 2021, was primarily due to an increase in current assets of $258,307 and an increase in current liabilities of $1,028,474. Current assets increased due to an increase in cash and prepaid expenses as of July 31, 2021. Current liabilities increased due to a default on a convertible note, which resulted in convertible notes payable, net of $561,346, advances from related parties of $96,313, convertible notes payable – related party, net of $200,000, derivative liability of $1,001,213, as compared to convertible notes payable, net of $305,110, advances from related parties of $83,660, convertible notes payable – related party, net of $124,931, derivative liability of $735,496 as of July 31, 2020. Cash increased as of July 31, 2021, by $252,891 to $296,130, primarily caused by the sale of common stock and preferred stock in the fiscal year ending July 31, 2021.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

 The following tables presents our cash flow for the fiscal years ended July 31, 2021 and 2020:

	Years ended
	July 31,		Change 2021
	2021	2020	Versus 2020
Cash Flows Used in Operating Activities	$(388,477)	$(587,933)	$199,456
Cash Flows Used in Investing Activities	(152,785)	-	(152,785)
Cash Flows Provided by Financing Activities	794,153	313,621	480,532
Net increase (decrease) in Cash During Period	$252,891	$(274,312)	$527,203

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the fiscal year ended July 31, 2021.

For the fiscal year ended July 31, 2021, net cash flows used in operating activities consisted of a net loss of $1,885,445, reduced by depreciation of $16,370, stock-based compensation of $115,692, amortization of debt discounts of $277,845, loss on change in derivative liability of $393,718, convertible loan increase due to default of $179,960, and increased by a net increase in change of operating assets and liabilities of $513,383. For the fiscal year ended July 31, 2020, net cash flows used in operating activities consisted of a net loss of $1,931,399, reduced by depreciation of $20,114, stock-based compensation of $438,434, amortization of debt discounts of $426,376, offset by a gain on change in derivative liabilities of $136,040, loss on settlement of debts of $165,000, and increased by a net increase in change of operating assets and liabilities of $429,582.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2021, net cashflows used in investing activities consisted of purchases of silver of $152,785. For the fiscal year ended July 31, 2020, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2021, we received $91,081 from loans from related party, we received $506,500 from the sale of common stock, we received $300,000 from the sale of preferred stock, and used $78,428 for net repayments on related party debts and $25,000 for net repayments on convertible notes payable. For the fiscal year ended July 31, 2020, we received $163,499 from convertible notes, we received $128,522 from loans from related party, we received $288,014 from loans, and we used $149,081 for net repayments on related party debts and $117,333 for net repayments on notes payable.

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

Description	Estimated Expenses
Legal, Accounting & Other Professional Expenses	$200,000
Costs Associated with Being a Public Company	200,000
Trade Shows and Travel	400,000
Website Development	120,000
Rent	70,000
Advertising and Marketing	750,000
Staffing	770,000
General Working Capital	800,000
Cash Reserves	500,000
Total	$3,810,000

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the years ended July 31, 2021 and 2020 as a result of applying Topic 606.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

THCT Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of THC Therapeutics, Inc. (the Company), which comprise the balance sheet as of July 31, 2020 and July 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

As shown in the financial statements, the Company incurred net loss of $1,931,399 and $1,885,445 during the years ended July 31, 2020, and July 31, 2021, respectively, and accumulated losses of $36,517,980. The Company’s current liabilities exceed its current assets by $1,785,681 and $2,555,848 as of July 31, 2020 and July 31, 2021, respectively. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.

Denver, Colorado March 28, 2022

blaze@griesandassociates.com

501 S. Cherry Street Suite 1100, Denver, Colorado 80246

  (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2021	July 31, 2020
Current assets
Cash	$296,130	$43,239
Prepaid expenses	4,586	-
Inventory	830	-
Total current assets	301,546	43,239

Physical silver assets	152,785	-
Fixed assets, net	9,480	21,446
Intangible assets, net	16,257	20,661

Total assets	480,068	85,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$485,010	$571,249
Accrued liabilities due to related parties	513,512	8,474
Advances from related parties	96,313	83,660
Convertible notes payable, net	561,346	305,110
Convertible notes payable- related party, net	200,000	124,931
Derivative liability	1,001,213	735,496
Total current liabilities	2,857,394	1,828,920

Total liabilities	2,857,394	1,828,920

Commitments and Contingencies (See note 9)	100,000	-

Preferred stock; $0.001 par value; 10,000,000 shares authorized;
218,300 and 218,000 series A and B and C shares issued and outstanding as of July 31, 2021 and 2020, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized;
218,000 and 218,000 shares issued and outstanding
as of July 31, 2021 and 2020, respectively	218	218
Preferred B stock; $0.001 par value; 16,500 shares authorized;
0 and 0 shares issued and outstanding
as of July 31, 2021 and 2020, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized;
300 and 0 shares issued and outstanding
as of July 31, 2021 and 2020, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized;
29,287,337 and 21,461,784 shares issued and outstanding
as of July 31, 2021 and 2020, respectively	29,287	21,462

Stock payable	658,892	221,700
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	40,254,257	39,547,581
Accumulated deficit	(36,517,980)	(34,632,535)
Total stockholders' deficit	(2,477,326)	(1,743,574)

Total liabilities and stockholders' deficit	$480,068	$85,346

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	July 31, 2021	July 31, 2020

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	253,838	315,755
Consulting fees	205,170	611,313
Salaries and wages	267,975	264,563
General and administrative	212,994	198,779
Total operating expenses	939,977	1,390,410

Loss from operations	(939,977)	(1,390,410)

Other income (expense)
Gain (loss) on derivative liability	(393,718)	123,860
Loss on settlement of det	-	(165,000)
Loss on sale of investment	-	(12,149)
Interest expense	(551,750)	(487,700)
Total other income (expense)	(945,468)	(540,989)

Net loss	$(1,885,445)	$(1,931,399)

Basic loss per common share	$(0.08)	$(0.12)

Basic weighted average common
shares outstanding	23,659,514	16,551,334

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	217,000	$217	-	$-	-	-	14,434,098	$14,434	$38,421,610	$417,469	$(6,902,000)	$(32,701,136)	(749,406)
Shares and warrants for services	-	-	-	-	-	-	607,661	608	338,211	(166,320)	-	-	172,499
Conversion of Preferred to Common Stock	(1,000)	(1)	-	-	-	-	250,000	250	(232)	(17)	-	-	-
Shares issued for conversion of convertible debt	-	-	-	-	-	-	4,525,025	4,525	242,407	(29,432)	-	-	217,500
Rescission of equity grant	(13,000)	(13)	-	-	-	-	-	-	13	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	265,935	-	-	-	265,935
Shares issued for warrant exercise	-	-	-	-	-	-	1,645,000	1,645	(1,645)	-	-	-	-
Shares issued to settle debt	15,000	15	-	-	-	-	-	-	239,985	-	-	-	240,000
Derivative liability written off to additional paid in capital	-	-	-	-	-	-	-	-	41,297	-	-	-	41,297
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,931,399)	(1,931,399)
Balance, July 31, 2020	218,000	218	-	-	-	-	21,461,784	21,462	39,547,581	221,700	(6,902,000)	(34,632,535)	(1,743,574)
Shares issued for conversion of convertible debt	-	-	-	-	-	-	4,292,219	4,292	97,208	-	-	-	101,500
Shares and warrants issued for services	-	-	-	-	-	-	-	-	-	115,692	-	-	115,692
Common stock issued for cash	-	-	-	-	-	-	3,533,334	3,533	181,467	321,500	-	-	506,500
Preferred stock issued for cash	-	-	-	-	300	-	-	-	300,000	-	-	-	300,000
Derivative liability written off to additional paid in capital	-	-	-	-	-	-	-	-	128,001	-	-	-	128,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,885,445)	(1,885,445)
Balance, July 31, 2021	218,000	$218	$-	$-	$300	$-	29,287,337	$29,287	$40,254,257	$658,892	$(6,902,000)	$(36,517,980)	$(2,477,326)

 The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 31, 2021	July 31, 2020
Cash Flows from Operating Activities
Net loss	$(1,885,445)	$(1,931,399)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	393,718	(136,040)
Amortization of debt discount	277,845	426,376
Stock based compensation	115,692	438,434
Convertible loan increase due to default	179,960	-
Depreciation and amortization	16,370	20,114
Loss on settlement of accounts payable	-	165,000
Changes in operating assets and liabilities
Increase (decrease) in inventory	(830)	-
Increase (decrease) in prepaid assets	(4,586)	140,250
Increase (decrease) in accounts payable	(86,239)	498,514
Increase (decrease) in accounts payable related party	505,038	(209,182)
Increase (decrease) in contingent liability	100,000	-
Net cash used in operating activities	(388,477)	(587,933)

Cash Flows from investing
Purchase of silver	(152,785)	-
Net cash used in investing activities	(152,785)	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	91,081	128,522
Payments on related party advances	(78,428)	(149,081)
Proceeds from sale of common stock	506,500	-
Proceeds from sale of preferred stock	300,000	-
Proceeds from convertible notes payable	-	163,499
Proceeds from loans	-	288,014
Repayments of convertible notes payable	(25,000)	(117,333)
Net cash provided by financing activities	794,153	313,621

Net increase (decrease) in Cash	252,891	(274,312)

Beginning cash balance	43,239	317,551

Ending cash balance	$296,130	$43,239

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative Liability written off to additional paid in capital	$128,001	$41,297
Shares issued for the conversion of notes payable	$101,500	$-

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation and Principles of Consolidation - These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of July 31, 2021, the Company had $296,130 cash on hand. At July 31, 2021 the Company has an accumulated deficit of $36,517,980. For the year ended July 31, 2021 the Company had a net loss of $1,885,445, and net cash used in operations of $388,477. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There were $296,130 and $43,239 in cash and no cash equivalents as of July 31, 2021 2020, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of July 31, 2021 , the cash balance in excess of the FDIC limits was $46,130. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$1,001,243	$1,001,243

As of July 31, 2021, the Company’s stock price was $0.11, risk-free discount rate of 0.05% and volatility of 236.13%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the year ended July 31, 2021.

Amount
Balance July 31, 2020	$735,496
Derivative reclassed to additional paid in capital	(128,001)
Change in fair market value of derivative liabilities	393,718
Balance July 31, 2021	$1,001,213

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$735,496	$735,496

As of July 31, 2020, the Company’s stock price was $0.07, risk-free discount rate of 0.11% and volatility of 240.18%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the year ended July 31, 2021.

Amount
Balance July 31, 2019	$611,265
Debt discount originated from derivative liabilities	289,388
Initial loss on inception	222,278
Derivative reclassed to additional paid in capital	(41,297)
Change in fair market value of derivative liabilities	(346,138)
Balance July 31, 2020	$735,496

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ending July 31, 2021 and 2020 the Company recorded an impairment expense of $0 and $0, respectively.

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

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential equivalent shares as of July 31, 2021 and 2020.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $29,912 and $54,678 during the years ended July 31, 2021 and 2020, respectively.

4. PHYSICAL SILVER ASSETS

During the year ending July 31, 2021, the Company purchased silver bars and coins for $152,785. We determine the fair value of our silver on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is its principal market for silver (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our silver assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of silver quoted on the active exchange since acquiring the silver. If the then current carrying value of a silver exceeds the fair value so determined, an impairment loss has occurred with respect to those silver assets in the amount equal to the difference between their carrying values and the price determined.

5. FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2021	July 31, 2020
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(78,152)	(66,186)
Fixed assets, net	$9,480	$21,446

Depreciation expense for the years ended July 31, 2021 and 2020, was $11,966 and $15,697, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	July 31, 2021	July 31, 2020
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(19,815)	(15,411)
Intangible assets, net	$16,257	$20,661

Amortization expense for the years ended July 31, 2021 and 2020, was $4,404 and $4,417, respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of July 31, 2021 :

	Principal as of	Year ending July 31, 2021		Principal as of	Accrued interest balance As of
	July 31, 2020	Funds advanced	Funds repaid	July 31, 2021	July 31, 2021
B. Romanek, President and CEO	$13,267	$91,081	$(78,428)	$25,920	$7,909
Shareholder Relative of our President and CEO	70,393	-	-	70,393	11,942
TOTAL	$83,660	$91,081	$(78,428)	$96,313	$19,851

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $75,069 during the year ending July 31, 2021.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.

As of July 31, 2021, convertible notes due to related parties net of unamortized debt discounts of $0, was $200,000.

8. CONVERTIBLE NOTES PAYABLE

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $17,270 during year ended July 31, 2021.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $330,748 based on the Black-Scholes pricing model. During the year ended July 31, 2021, the Company recorded a gain on derivative liability of $44,479.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2021.

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the year ended July 31, 2021, the Company recorded a gain on derivative liability of $20,620.

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

On December 16, 2020 the lender served a notice of default due to failure of the Company to honor a conversion notice served earlier in December. Due to the default the note incurred an additional $113,180 due in principal and $7,008 in interest.

On December 1, 2020, the lender converted $19,500 of principle into 1,203,704 shares of common stock.

On July 7, 2021, the lender converted $20,000 of principle into 372,439 shares of common stock.

On July 9, 2021 the Company entered into an agreement to assign the loan to a new investor.

The fair value of the derivative liability associated with the conversions for year ended July 31, 2021 on the date of settlement of $128,001 was recorded to additional paid in capital.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $90,371during the year ended July 31, 2021.

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model.

	147,360	135,680
Unamortized debt discount	(3,714)	(94,085)
Total, net of unamortized discount	143,646	41,595

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $1,956.16 during the year ended July 31, 2021.

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model.

	3,000	3,000
Unamortized debt discount	(-)	(1,956)
Total, net of unamortized discount	3,000	1,044

On May 1, 2020, we entered into a convertible promissory note pursuant to which we borrowed $100,000, net of consulting expenses of $100,000 resulting in the Company receiving $0. During the year ended July 31, 2021, the Company made cash payments of $25,000.

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible at any date after the effective date at the noteholder’s option into shares of our common stock at a conversion price equal to 65% of the average of the three lowest closing prices in the 10 trading days prior to the conversion.

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $48,710 during the year ended July 31, 2021.

Further, the Company recognized a derivative liability of $64,888 based on the Black-Scholes pricing model.

	75,000	100,000
Unamortized debt discount	(-)	(48,710)
Total, net of unamortized discount	75,000	51,290

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $44,479 during the year ended July 31, 2021.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $75,172 based on the Black-Scholes pricing model.

On December 16, 2020 the lender served a notice of default due to failure of the Company to honor a conversion notice served earlier in December. Due to the default the note incurred an additional $66,780 due in principal and $279 in interest.

On July 9, 2021 the Company entered into an agreement to assign the loan to a new investor.

	133,560	66,780
Unamortized debt discount	(10,968)	(55,447)
Total, net of unamortized discount	122,592	11,333
Total convertible notes payable, net of unamortized discount	$561,346	$305,110

9. COMMITMENTS AND CONTINGENCIES

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

On or about December 18, 2020, Power Up Lending Group, Ltd. (“Power Up”) filed suit against the Company, the Company’s executive officers, and the Company’s transfer agent (Case Index No. 614700/2020, Supreme Court of the State of New York for Nassau County, Power Up Lending Group, Ltd. v. THC Therapeutics, Inc., Parker Mitchell, Transhare Corporation, and Brandon Romanek), alleging that the Company’s convertible promissory notes issued to Power Up are in default as a result of the Company’s alleged failure to honor the conversion terms of the notes along with related claims, and seeking monetary damages in excess of $280,920 (representing 200% of the outstanding note balances) and equitable relief to force the Company to honor Power Up’s conversion of note amounts into Company common stock. The Company and its officers answered the complaint and filed counterclaims against Power Up. The parties settled in July of 2021, and the case was dismissed by Power Up.

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad took no further action until it sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210900342 filed in the 3rd Judicial Court of Salt Lake City,Utah). In December of 2021, the Company was improperly served, and Iliad received a default judgment, and the Company is currently disputing the default judgment.

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination (case no A-21-833007-C filed in the Districk Court Clark City,Nevada). The matter was subsequently settled on or about Decemner 12. 2021 , and the case was dismissed on or about December 12,2021 . On December 12, 2021, the suit was settled for $100,000 which was recorded as a contingent liability as of July 31, 2021.

In the fall of 2021, the Company’s former CFO, an individual representing himself as Jonathan Cross, but who, upon information and belief was the convicted felon, John Dankovich, made numerous demands of the Company in connection with his termination by the Company. The Company responded to Mr. Dankovich on or about November 11, 2021, and Mr. Dankovich subsequently took no further action.

In the fall of 2021, one of the Company’s former directors and current Company business consultant, Joshua Halford, made a demand for payment of funds due to Mr. Halford under a consulting agreement, Mr. Halford and the Company have since resolved the matter, and Mr. Halford is still providing consulting and technical design services to the Company in connection with the Company’s dHyrdonator herb dryer product redesign.

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at July 31, 2021 and 2020 :

	2021	2020
Deferred income tax assets:	$7,668,776	$7,272,832
Valuation allowance	(7,668,776)	(7,272,832)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2021 and 2020:

	2020	2019
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of July 31, 2021, the Company had net operating loss carryforwards of approximately $36,517,980 and net operating loss carryforwards expire in 2021 through 2030. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $7,668,776 generated for the year ended July 31, 2021 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2021 and 2020 the Company has no unrecognized uncertain tax positions, including interest and penalties.

11. STOCK WARRANTS

The following is a summary of warrant activity during the nine months ended July 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2020	922,129	$16.73
Warrants granted and assumed	-	-
Warrants expired	(106,750)	(.02)
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, July 31, 2021	815,379	$16.21

The following is a summary of warrant activity during the year ended July 31, 2020:

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2019	1,506,250	$10.34
Warrants granted and assumed	1,247,190	0.088
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	(1,831,311)	0.27
Balance outstanding and exercisable, July 31, 2020	922,119	$16.73

12. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of July 31, 2021 and July 31, 2020, the Company had 29,287,337 and 21,461,784 shares of common stock issued and outstanding, respectively.

As of July 31, 2021 and July 31, 2020, the Company had 218,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of July 31, 2021 and July 31, 2020, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of July 31, 2021 and July 31, 2020, the Company had 300 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

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

Series C Preferred Stock

On July 29, 2021, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series C Preferred Stock,” consisting of up to three hundred (300) shares, par value $0.001.

Under the Certificate of Designation, as amended, holders of Series C Preferred Stock are entitled to a liquidation preference on the stated value of $1,200 per share. Holders of Series C Preferred Stock are entitled to a cumulative dividend of 10% per annum. Series C Preferred Stock is convertible at the option of the Holder at a price equal to 80% of the lowest VWAP of the Common Stock during the twenty (20) Trading Days immediately preceding, but not including, the Conversion Date. Series C Preferred Stock Holders will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations.

On July 28, 2021 the Company sold 300 shares of Series C Preferred Stock for $300,000 cash.

Issuances of Common and Preferred Stock for the year ended July 31, 2021

On September 2, 2020, a convertible note holder converted $10,000 in principal and fees into 242,718 shares of common stock at a conversion price of $0.0412 per share.

On September 30, 2020, a convertible note holder converted $12,000 in principal and fees into 476,190 shares of common stock at a conversion price of $0.0252 per share.

On November 14, 2020, a convertible note holder converted $20,000 in principal and fees into 938,967 shares of common stock at a conversion price of $0.0213 per share.

On December 01, 2020, a convertible note holder converted $20,000 in principal and fees into 1,058,201 shares of common stock at a conversion price of $0.0189 per share.

On December 15, 2020 the Company entered into an agreement to issue 240,000 shares of common stock valued at $14,520 for services provided during the year. As of July 31, 2021 the shares had not been issued and were recorded as stock payable.

On December 16, 2020 the Company issued 1,200,000 shares of common stock for $60,000 cash,

On December 22, 2020 the Company issued 500,000 shares of common stock for $25,000 cash,

On December 23, 2020 the Company issued 700,000 shares of common stock for $35,000 cash,

On December 28, 2020 the Company agreed to issue 500,000 shares of common stock for $25,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable.

On December 28, 2020 the Company agreed to issue 500,000 shares of common stock for $25,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable.

On December 29, 2020 the Company issued 800,000 shares of common stock for $40,000 cash,

On December 31, 2020 the Company agreed to issue 800,000 shares of common stock for $40,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable.

On January 1, 2021 the Company agreed to issue 500,000 shares of common stock for $25,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable.

On January 15, 2021 the Company entered into an agreement to issue 240,000 shares of common stock valued at $47,016 for services provided during the year. As of July 31, 2021 the shares had not been issued and were recorded as stock payable.

On January 15, 2021 the Company entered into an agreement to issue 240,000 shares of common stock valued at $47,016 for services provided during the year. As of July 31, 2021 the shares had not been issued and were recorded as stock payable.

On January 25, 2021 the Company agreed to issue 300,000 shares of common stock for $22,500 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 2, 2021 the Company agreed to issue 293,334 shares of common stock for $22,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 2, 2021 the Company agreed to issue 466,667 shares of common stock for $35,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 8, 2021 the Company agreed to issue 533,333 shares of common stock for $40,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 10, 2021 the Company agreed to issue 170,000 shares of common stock for $17,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 10, 2021 the Company agreed to issue 333,334 shares of common stock for $25,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 11, 2021 the Company agreed to issue 50,000 shares of common stock for $5,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 11, 2021 the Company agreed to issue 200,000 shares of common stock for $20,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 16, 2021 the Company agreed to issue 200,000 shares of common stock for $20,000 cash, As of July 31, 2021 the shares had not been issued and were recorded as stock payable

On February 17, 2021 the Company issued 333,334 shares of common stock for $25,000 cash,

On June 4, 2021, a convertible note holder converted $19,500 in principal and fees into 1,203,704 shares of common stock at a conversion price of $0.0162 per share.

On July 7, 2021, a convertible note holder converted $20,000 in principal and fees into 372,439 shares of common stock at a conversion price of $0.0537 per share.

13. SUBSEQUENT EVENTS

On August 24, 2021, the Company entered into an Engagement Agreement with Shefford Capital Management LLC (Shefford), pursuant to which Shefford will act as the Company’s exclusive accounting and financial advisor, Shefford’s managing director, Jonathan Cross, will act as the Company’s Chief Financial Officer, and Shefford shall develop and execute accounting and financial strategy for the Company.

In consideration of Shefford’s services to be provided to the Company under the Engagement Agreement, the Company will (i) compensate Shefford $2,000 per month, plus an additional $2,000 in each month that a Quarterly Report on Form 10-Q or Annual Report on Form 10-K is due to be filed by the Company; (ii) issue Shefford options to purchase 1,000,000 shares of Company common stock at an exercise price of $0.1539 per share, which options shall vest in full 90 days after grant; (iii) issue Shefford monthly options to purchase 200,000 shares of Company common stock at the end of each month, commencing September 2021 and ending August 2022, provided the Engagement Agreement has not been terminated prior to each monthly grant date, and with the exercise price of the monthly options equal to the closing price of Company common stock on each grant date. The initial term of the Engagement Agreement is one year, and each party has the right to terminate the Engagement Agreement upon the provision of 30 days’ written notice to the other party.

On September 3, 2021, the Company and Shefford Capital Partners, LLC, a Delaware limited liability company, entered into a Securities Purchase Agreement pursuant to which (i) the Shefford agreed to purchase from the Company $25,000,000 of the Company’s restricted common stock at future closings during a three-year term, and (ii) the Investor agreed to arrange a $25,000,000 traditional debt facility for the Company to position the Company with a 1:1 debt-to-equity ratio.

The proceeds of each closing can only be used to acquire businesses in or related to the marijuana and psychedelic industries, or other modern healthcare-related industries, and the Investor is required to approve each. The purchase price for the common stock at each closing will be closing price of the Company’s common stock on the date immediately preceding the earlier of the closing of each Acquisition, or the announcement of that Acquisition.

On November 2, 2021, Jonathan Cross was terminated as the Company’s Chief Financial Officer. Mr. Cross was appointed Chief Financial Officer on August 24, 2021.

On November 2, 2021, Joshua Halford resigned as a director of the Company. Mr. Halford was appointed a director on February 17, 2021.

On November 8, 2021 Mr. Halford resigned as the Company’s Chief Operating Officer. Mr. Halford was appointed Chief Operating Officer on March 8, 2021.

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination. On December 12, 2021, the suit was settled for $100,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the fiscal year ended July 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021. Based on this assessment, management concluded that, as of July 31, 2021, the Company’s internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions	Period of Service Began
Brandon Romanek	46	CEO, CFO, President, Treasurer, Secretary, Director (1)	January 12, 2017 (1)

__________

(1)

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Parker Mitchell served as our Chief Executive Officer from December 11, 2020–April 2, 2021. An individual identifying himself as Jonathan Cross was appointed as the Chief Financial Officer of the Company on August 24, 2021, and he was terminated as the Chief Financial Officer of the Company on November 2, 2021. Joshua Halford served as a director of the Company from February 17, 2021–November 2, 2021, and as COO of the Company from March 8, 2021-November 8, 2021.

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

Director and Officer Biographical Information

Brandon Romanek

Brandon Romanek’s background in brokerage firms, hedge funds, institutions, money management, and trading prepared him for the task of building THC Therapeutics. Beginning in 1999, Mr. Romanek traded with Wedbush, Merrill Lynch other brokerage firms using portfolio margin. Mr. Romanek has traded on many platforms including Real Tick, Sterling, LightSpeed, and Firetip. From 2002-2006, Mr. Romanek traded CFD’s with the CMC Markets in Toronto. From 2008, Mr. Romanek was a commodities trader in the precious metals markets. He was a broker dealer in physical metals from 2009-2011, mostly doing business with Amark, a publicly traded metals dealer. Mr. Romanek is also founder and CEO of SBR Asset Management. Mr. Romanek became the CEO, CFO, President, Treasurer, Secretary, and a director of the Company in January of 2017, and he has not been the director of any other public company during the past five years. We believe that Mr. Romanek’s financial markets background makes him a valuable member of our Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole officer and director, Mr. Romanek, has not, during the past ten years:

(1)	had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

43

(3)

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2021 and 2020.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($) (2)		($)
Brandon Romanek	2021	178,000	–	–	–	42,000	(2)	220,000
CEO, CFO, President & Director (1)	2020	178,000	–	–	–	42,000	(2)	220,000

Parker Mitchell (3)	2021	8,226	–	–	–	–		8,226
CEO	2020	–	–	–	–	–		–

Joshua Halford (4)	2021	72,000	–	–	–	–		72,000
COO	2020	72,000	–	–	–	–		72,000

___________

(1)	Mr. Romanek was appointed as CEO, CFO, President, Treasurer, Secretary and a director of the Company on January 12, 2017.
(2)	The Company leases an office from Mr. Romanek for $3,500 per month.
(3)	Mr. Mitchell served as CEO of the Company from December 11, 2020–April 2, 2021.
(4)	Mr. Halford served as the COO of the Company from March 8, 2021-November 8, 2021.

Director Compensation

No directors of the Company receive compensation for serving as a director of the Company (although Mr. Romanek and Mr. Halford, our directors during the fiscal year ending July 31, 2021, received compensation for their services as officers of the Company).

Employment Agreements

Except for the following agreements, the Company does not have any written agreements with any of its current executive officers or directors.

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

During the year ending July 31, 2020, the Company accrued $187,750 due to Mr. Romanek related to this agreement, and during the year ending July 31, 2021, the Company accrued $187,748 due to Mr. Romanek related to this agreement. As of July 31, 2021, Mr. Romanek has allowed the Company to defer a total of $485,434 in compensation earned to date related to his employment agreements with the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of February 9, 2022, certain information concerning the beneficial ownership of our voting capital stock, including our common stock, and Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding voting stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of February 9, 2022, the Company had authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, with 3,000,000 shares of preferred stock designated as Series A Preferred Stock, 165,000 shares of preferred stock designated as Series B Preferred Stock, and 300 shares of preferred stock designated as Series C Preferred Stock. There were 34,117,671 shares of common stock, 226,000 shares of Series A Preferred Stock, 0 shares of Series B Preferred Stock, and 300 shares of Series C Preferred Stock outstanding as of February 9, 2022. Each share of Series A Preferred Stock is convertible into 100 shares of common stock, and each share entitles the holder thereof to 100 votes per share. Each share of Series B Preferred Stock is convertible one year following issuance at a variable conversion rate equal to the stated price of $1.00 divided by the prior day’s closing price of the Company’s common stock as quoted on the OTC Link, LLC, operated by OTC Markets Group, Inc. Each share of Series C Preferred Stock is convertible into at a variable conversion rate equal to 80% of the lowest volume-weighted average price of the Common Stock during the twenty (20) trading days immediately preceding, but not including, the date that a holder elects to convert the Series C Preferred Stock into common stock, and entitles the holder thereof to voting rights on an as-converted basis, subject to a 4.99% beneficial ownership limitation.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 9, 2022, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 11700 W Charleston Blvd. #73, Las Vegas, Nevada, 89135.

Security Ownership of Certain Beneficial Owners & Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class
Common Stock	Brandon Romanek	30,531,632	(1)	56.7%
Common Stock	All Directors and Officers as a Group	30,531,632	(1)	56.7%

Series A Preferred Stock	Brandon Romanek	200,000		88.5%
Series A Preferred Stock	Brunson Chandler Jones	15,000		6.8%
%Series A Preferred Stock	All Directors and Officers as a Group	200,000		88.5%

Series C Preferred Stock	GHS Investments, LLC (2)	200,000		88.5%
Series C Preferred Stock	All Directors and Officers as a Group	-		-

(1)

Includes 10,531,632 shares of common stock issued to Mr. Romanek, as well as 20,000,000 of common stock issuable to Mr. Romanek upon conversion to common stock of his 200,000 shares of Series A Preferred Stock.

(2)

The Company believes that Matt Schissler and Mark Grober share voting and dispositive power over shares held in the name of GHS Investments, LLC, and that they therefore are deemed to be the beneficial owner of shares held in the name of GHS Investments, LLC.

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

Advances from related parties consist of the following as of July 31, 2021 :

	Principal as of	Year ending July 31, 2021		Principal as of	Accrued interest balance As of
	July 31, 2020	Funds advanced	Funds repaid	July 31, 2021	July 31, 2021
B. Romanek, President and CEO	$13,267	$91,081	$(78,428)	$25,920	$7,909
Shareholder Relative of our President and CEO	70,393	-	-	70,393	11,942
TOTAL	$83,660	$91,081	$(78,428)	$96,313	$19,851

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

During the year ending July 31, 2021, the Company accrued $187,748 due to Mr. Romanek related to this agreement. As of July 31, 2021, Mr. Romanek has allowed the Company to defer a total of $485,434 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the year ended July 31, 2021 Mr. Halford earned $72,000.

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $75,069 during the year ending July 31, 2021.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.

As of July 31, 2021, convertible notes due to related parties net of unamortized debt discounts of $0, was $200,000

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

	Years Ended July 31,
Category	2021	2020
Audit Fees	$19,500	$10,000
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$19,500	$10,000

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

10.6	Amended Employment Agreement with Brandon Romanek February 1, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.4 thereto)

10.7	Employment Agreement with Joshua Halford dated June 15, 2019 (incorporated by reference to Registration Statement on Form 10/A filed on July 8, 2019; File No. 000-55994; Exhibit 10.5 thereto)

21	Subsidiaries (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 21 thereto)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Brandon Romanek	March 30, 2022
Brandon Romanek, Chief Executive Officer & President	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brandon Romanek	March 30, 2022
Brandon Romanek, Director	Date

