Form 10-Q
period 2021-10-31
THC Therapeutics, Inc.
filed 2022-05-16
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

As of May 2, 2022, the Company had 34,117,671 shares of common stock outstanding.

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2021	July 31, 2021
Current assets
Cash	$125,139	$296,130
Prepaid expenses	9,113	4,586
Inventory	830	830
Total current assets	135,082	301,546

Physical silver assets	152,785	152,785
Fixed assets, net	6,464	9,480
Intangible assets, net	15,147	16,257

Total assets	309,478	480,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$493,842	$485,010
Accrued liabilities due to related parties	559,030	513,512
Advances from related parties	84,005	96,313
Convertible notes payable, net	576,028	561,346
Convertible notes payable- related party, net	200,000	200,000
Derivative liability	1,224,907	1,001,213
Total current liabilities	3,137,812	2,857,394

Total liabilities	3,137,812	2,857,394

Commitments and Contingencies (See note 9)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
213,300 and 218,000 series A and B and C shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized;
213,000 and 218,000 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	213	218
Preferred B stock; $0.001 par value; 16,500 shares authorized;
0 and 0 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized;
300 and 300 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized;
33,437,171 and 29,287,337 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	33,437	29,287

Stock payable	456,123	658,892
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	40,488,310	40,254,257
Accumulated deficit	(37,004,417)	(36,517,980)
Total stockholders' deficit	(2,928,334)	(2,477,326)

Total liabilities and stockholders' deficit	$309,478	$480,068

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	October 31, 2021	October 31, 2020

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	35,458	20,303
Consulting fees	44,429	7,000
Salaries and wages	79,204	46,937
General and administrative	62,464	39,807
Total operating expenses	221,555	114,047

Loss from operations	(221,555)	(114,047)

Other income (expense)
Gain (loss) on derivative liability	(223,694)	137,805
Interest expense	(41,188)	(113,808)
Total other income (expense)	(264,882)	23,997

Net loss	$(486,437)	$(90,050)

Basic loss per common share	$(0.02)	$(0.00)

Basic weighted average common shares outstanding	32,283,514	21,777,895

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

 (Unaudited)

For the Three Months October 31, 2021

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2021	218,000	218	-	-	300	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	213,967	(217,500)	-	-	-
Shares issued for services	-	-	-	-	-	-	116,500	117	20,581	14,731	-	-	35,429
Net loss	-	-	-	-	-	-	-	-	-	-	-	(486,437)	(486,437)
Balance, October 31, 2021	213,000	213	-	-	300	-	33,437,171	33,437	40,488,310	456,123	(6,902,000)	(37,004,417)	(2,928,334)

For the Three Months October 31, 2020

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2020	218,000	218	-	-	-	-	21,461,784	21,462	39,506,284	221,700	(6,902,000)	(34,626,315)	(1,778,651)
Shares issued for conversion of convertible debt	-	-	-	-	-	-	718,908	719	21,281	-	-	-	22,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(90,050)	(90,050)
Balance, October 31, 2020	218,000	218	-	-	-	-	22,180,692	22,181	39,527,565	221,700	(6,902,000)	(34,716,365)	(1,846,701)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Three Months Ended
	October 31, 2021	October 31, 2020
Cash Flows from Operating Activities
Net loss	$(486,437)	$(90,050)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	223,694	(137,805)
Amortization of debt discount	14,682	95,933
Stock based compensation	35,429	-
Depreciation and amortization	4,126	4,126
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	(4,527)	-
Increase (decrease) in accounts payable	8,832	57,184
Increase (decrease) in accounts payable related party	45,518	1,093
Net cash used in operating activities	(158,683)	(69,519)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	13,723	35,894
Payments on related party advances	(26,031)	(8,616)
Net cash provided by financing activities	(12,308)	27,278

Net decrease in Cash	(170,991)	(42,241)

Beginning cash balance	296,130	43,239

Ending cash balance	$125,139	$998

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of October 31, 2021, the Company had $125,139 cash on hand. At October 31, 2021 the Company has an accumulated deficit of $37,004,417. For the three months ended October 31, 2021 the Company had a net loss of $486,437, and net cash used in operations of $158,683. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There were $125,139 and $296,130 in cash and no cash equivalents as of October 31, 2021 and July 31, 2021, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of October 31, 2021 , the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$1,224,907	$1,224,907

As of October 31, 2021, the Company’s stock price was $0.20, risk-free discount rate of 0.06% and volatility of 236.53%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended October 31, 2021:

Amount
Balance July 31, 2021	$1,001,213
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	223,694
Balance October 31, 2021	$1,224,907

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$1,001,213	$1,001,213

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ending October 31, 2021 and 2020 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $1,800 and $266 during the three months ended October 31, 2021 and 2020, respectively.

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

5. FIXED ASSETS

Fixed assets consist of the following as of October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(81,168)	(78,152)
Fixed assets, net	$6,464	$9,480

Depreciation expense for the three months ended October 31, 2021 and 2020, was $3,016 and $3,016, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(20,925)	(19,815)
Intangible assets, net	$15,147	$16,257

Amortization expense for the three months ended October 31, 2021 and 2020, was $1,110 and $1,110 respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of October 31, 2021:

	Principal as of	Three Months ending October 31, 2021		Principal as of	Accrued interest balance As of
	July 31, 2021	Funds advanced	Funds repaid	October 31, 2021	October 31, 2021
B. Romanek, President and CEO	$25,920	$23,578	$(35,887)	$13,611	$6,193
Shareholder Relative of our President and CEO	70,393	-	-	70,393	12,239
TOTAL	$96,313	$23,578	$(35,887)	$84,004	$18,432

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

During the three months ending October 31, 2021, the Company accrued $46,937 due to Mr. Romanek related to this agreement. As of October 31, 2021, Mr. Romanek has allowed the Company to defer a total of $530,451 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the three months ended October 31, 2021 Mr. Halford earned $24,267.

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

As of October 31, 2021, convertible notes due to related parties was $200,000.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through October 31, 2021:

Risk free interest rate	0.06%
Expected term (years)	0
Expected volatility	236%
Expected dividends	0%

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	October 31,	July 31,
	2021	2021

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2021.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model. During the three months ended October 31, 2021, the Company recorded a loss on derivative liability of $153,741.

	72,000	72,000

Unamortized debt discount	-	-
Total, net of unamortized discount	72,000	72,000

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2021.

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the three months ending October 31, 2021 the Company recorded a gain on derivative liability of $1,596.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $3,714 during the three months ended October 31, 2021.

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model.

	147,360	147,360

Unamortized debt discount	(-)	(3,714)
Total, net of unamortized discount	147,360	143,646

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2021.

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model.

	3,000	3,000

Unamortized debt discount	(-)	(-)
Total, net of unamortized discount	3,000	3,000

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

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2021.

Further, the Company recognized a derivative liability of $64,888 based on the Black-Scholes pricing model.

	75,000	75,000

Unamortized debt discount	(-)	(-)
Total, net of unamortized discount	75,000	75,000

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $10,968 during the three months ended October 31, 2021.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $75,172 based on the Black-Scholes pricing model.

	133,560	133,560
Unamortized debt discount	(-)	(10,968)
	133,560	122,592
Total, net of unamortized discount	$576,028	$561,346

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through October 31, 2021:

Risk free interest rate	0.06%
Expected term (years)	0
Expected volatility	236%
Expected dividends	0%

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

On or about December 18, 2020, Power Up Lending Group, Ltd. (“Power Up”) filed suit against the Company, the Company’s executive officers, and the Company’s transfer agent (Case Index No. 614700/2020, Supreme Court of the State of New York for Nassau County, Power Up Lending Group, Ltd. v. THC Therapeutics, Inc., Parker Mitchell, Transhare Corporation, and Brandon Romanek), alleging that the Company’s convertible promissory notes issued to Power Up are in default as a result of the Company’s alleged failure to honor the conversion terms of the notes along with related claims, and seeking monetary damages in excess of $280,920 (representing 200% of the outstanding note balances) and equitable relief to force the Company to honor Power Up’s conversion of note amounts into Company common stock. The Company and its officers answered the complaint and filed counterclaims against Power Up. The parties settled in July of 2021, and the case was subsequently dismissed by Power Up.

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company intends to vigorously defend the action.

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination (case no. A-21-833007-Z filed in the District Court for Clark County, Nevada). The matter was subsequently settled on or about December 12, 2021, and the case was then dismissed.

In the fall of 2021, the Company’s former CFO, an individual representing himself as Jonathan Cross, but who, upon information and belief was the convicted felon, John Dankovich, made numerous demands of the Company in connection with his termination by the Company. The Company responded to Mr. Dankovich on or about November 11, 2021, and Mr. Dankovich has taken no further action against the Company to its knowledge.

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

10. STOCK WARRANTS

The following is a summary of warrant activity during the three months ended October 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2021	815,379	$16.21
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, October 31, 2021	815,379	$16.21

11. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of October 31, 2021 and July 31, 2021, the Company had 33,437,171 and 29,287,337 shares of common stock issued and outstanding, respectively.

As of October 31, 2021 and July 31, 2021, the Company had 213,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of October 31, 2021 and July 31, 2021, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of October 31, 2021 and July 31, 2021, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

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

As of October 31, 2021, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

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

Issuances of Common and Preferred Stock for the three months ended October 31, 2021

On August 16, 2021 the Company issued 56,500 shares of common stock for services valued at $7,140, which had been previously provided and recorded as stock payable.

On September 13, 2021 a shareholder elected to convert 5,000 shares of Series A Preferred Stock into 500,000 shares of the company’s Common Stock.

During the three months ended October 31, 2021, 178,500 shares of common stock were to be issued for services valued at $21,509. As of October 31, 2021, the shares were not issued, and the value was included in stock payable.

During the three months ended October 31, 2021 the Company issued 60,000 shares of common stock for services valued at $13,890.

During the three months ending October 31, 2021 the Company issued 3,533,334 shares of common stock for cash proceeds of $217,500 received in a prior period.

12. SUBSEQUENT EVENTS

On November 2, 2021, Jonathan Cross was terminated as the Company’s Chief Financial Officer. Mr. Cross was appointed Chief Financial Officer on August 24, 2021.

On November 2, 2021, Joshua Halford resigned as a director of the Company. Mr. Halford was appointed a director on February 17, 2021.

On November 8, 2021, Mr. Halford resigned as the Company’s Chief Operating Officer. Mr. Halford was appointed Chief Operating Officer on March 8, 2021.

On November 5, 2021, the Company issued 169,500 shares of common stock for services valued at $20,425, which had been previously provided and recorded as stock payable.

On November 11, 2021, the Company issued 300,000 shares of common stock for services valued at $375,000.

On November 18, 2021, a shareholder cancelled and the Company retired 15,000 shares of common stock.

On December 27, 2021, the Company repurchased 1,400,000 of the Company’s common stock from shareholders for $97,500. The shares have not yet been retired and were not issued but still outstanding.

On December 28, 2021, the Company agreed to issue stock options to purchase 3,000,000 shares of the Company’s common stock at an exercise price equal to the 10-day volume weighted average price immediately preceding and including the effective date. The options vest at the earlier of two years following the effective date, the Company’s generation of $25,000,000 in revenue, or a Change of Control of the Company, and were valued at $328,057.

On January 21, 2022, the Company received $160,000 in cash proceeds for 4,000,000 shares of the Company’s common stock. The shares have not been issued and were recorded as stock payable.

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

Employees

As of October 31, 2021, the Company had one employee.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended October 31, 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $37,004,417 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended October 31, 2021 and 2020:

Our operating results for the three months ended October 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	October 31,		Change
	2021	2020	Amount	Percentage
Operating loss	$(221,555)	$(114,047)	$(107,508)	94%
Other expense	$(264,882)	$23,997	$(288,879)	(1,204%)
Net loss	$(486,437)	$(90,050)	$(396,387)	440%

Revenues

We did not earn any revenues during the three months ending October 31, 2021 and 2020, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations increased to $221,555 during the three months ending October 31, 2021, from an operating loss of $114,047 in the comparative period ending October 31, 2020. The following table presents operating expenses for the three-month periods ending October 31, 2021 and 2020:

	Three months ended
	October 31,		Change
	2021	2020	Amount	Percentage
Professional fees	$35,458	$20,303	$15,155	75%
Consulting fees	44,429	7,000	37,429	535%
Salaries and wages	79,204	46,937	32,267	69%
General and administrative expenses	62,464	39,807	22,657	57%
Total operating expenses	$221,555	$114,047	$107,508	94%

We realized an increase of $15,155 in professional fees during the three months ended October 31, 2021, as compared to the three months ended October 31, 2020, primarily due to an increase in research & development fees. We realized an increase of $37,429 in consulting fees during the three months ended October 31, 2021, as compared to the same period in the prior fiscal year, primarily due to an increase in consulting services. We realized an increase of $32,267 in salaries and wages expenses during the three months ended October 31, 2021, as compared to the same period in the prior fiscal year, due to salaries due to our COO and CFO. We realized an increase of $22,657 in general and administrative expenses during the three months ended October 31, 2021, as compared to the same period in the prior fiscal year, primarily due to an increase in travel costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended October 31, 2021 and 2020:

	Three months ended
	October 31,		Change
	2021	2020	Amount	Percentage
Gain/(loss) on change in derivative liability	$(223,694)	$137,805	$(361,499)	(262%)
Interest Expense	(41,188)	(113,808)	72,620	(64%)
Total other income (expense)	$(264,882)	$23,997	$(288,879)	(1,204%)

Loss on change in derivative liability increased by $361,499 during the three months ended October 31, 2021, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by 72,620 during the three months ended October 31, 2021, as compared to the same period in the prior fiscal year, due to a conversion of principal amounts of convertible notes to common stock.

Net loss

Net loss increased to $486,437 during the three months ended October 31, 2021, from a net loss of $90,050 in the same period in the prior fiscal year due to the factors discussed above.

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

Working Capital

The following table presents our working capital position as of October 31, 2021, and July 31, 2021:

	October 31,	July 31,
	2021	201
Cash and cash equivalents	$125,139	$296,130
Prepaid expenses	9,113	4,586
Inventory	830	830
Current assets	$135,082	$301,546
Current liabilities	3,137,812	2,857,394
Working capital	$(3,002,730)	$(2,555,848)

The change in working capital during the three months ended October 31, 2021, was primarily due to an increase in current liabilities due to an increase in borrowing from related party parties as well as an increase in accounts payable. Current assets also decreased primarily due to an increase in payments made for operating costs.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the three months ended October 31, 2021 and 2020:

	Three months ended
	October 31,
	2021	2020
Cash Flows Used in Operating Activities	$(158,683)	$(69,519)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	(12,308)	27,278
Net increase (decrease) in Cash During Period	$(170,991)	$(42,241)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended October 31, 2021.

For the three months ended October 31, 2021, net cash flows used in operating activities consisted of a net loss of $486,437, reduced by depreciation of $4,126, amortization of debt discounts of $14,682, loss on change in derivative liabilities of $223,694, stock-based compensation of $35,429,  and a net decrease in change of operating assets and liabilities of $49,823. For the nine months ended October 31, 2020, net cash flows used in operating activities consisted of a net loss of $90,050, reduced by depreciation of $4,126, amortization of debt discounts of $95,933, offset by a gain on change in derivative liabilities of $137,805, and increased by a net increase in change of operating assets and liabilities of $58,277.

Cash Flows from Investing Activities

For the three months ended October 31, 2021 and 2020, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the three months ended October 31, 2021, we received $13,723 from loans from related parties, and used $26,031 for net repayments on related party loans. For the three months ended October 31, 2020, we received $35,894 from loans from related party, and used $8,616 for net repayments on related party.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about December 18, 2020, Power Up Lending Group, Ltd. (“Power Up”) filed suit against the Company, the Company’s executive officers, and the Company’s transfer agent (Case Index No. 614700/2020, Supreme Court of the State of New York for Nassau County, Power Up Lending Group, Ltd. v. THC Therapeutics, Inc., Parker Mitchell, Transhare Corporation, and Brandon Romanek), alleging that the Company’s convertible promissory notes issued to Power Up are in default as a result of the Company’s alleged failure to honor the conversion terms of the notes along with related claims, and seeking monetary damages in excess of $280,920 (representing 200% of the outstanding note balances) and equitable relief to force the Company to honor Power Up’s conversion of note amounts into Company common stock. The Company and its officers answered the complaint and filed counterclaims against Power Up. The parties settled in July of 2021, and the case was subsequently dismissed by Power Up.

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company intends to vigorously defend the action.

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination (case no. A-21-833007-Z filed in the District Court for Clark County, Nevada). The matter was subsequently settled on or about December 12, 2021, and the case was then dismissed.

In the fall of 2021, the Company’s former CFO, an individual representing himself as Jonathan Cross, but who, upon information and belief was the convicted felon, John Dankovich, made numerous demands of the Company in connection with his termination by the Company. The Company responded to Mr. Dankovich on or about November 11, 2021, and Mr. Dankovich has taken no further action against the Company to its knowledge.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 16, 2021, the Company issued 56,500 shares of common stock for services valued at $7,140, which had been previously provided and recorded as stock payable.

On September 13, 2021, a shareholder elected to convert 5,000 shares of Series A Preferred Stock into 500,000 shares of the company’s Common Stock.

On October 31, 2021, the Company issued 60,000 shares of common stock for services valued at $13,890.

The shares issued in conversion of convertible notes were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares were issued in exchange for other securities of the Company held by each lender, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges. The remaining shares described above that were issued or were to be issued to consultants and investors were sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the consultants and investors, and the transactions did not involve a public offer.

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

THC THERAPEUTICS, INC.

Date: May 16, 2022	By:	/s/ Brandon Romanek
Brandon Romanek
President

