Form 10-Q
period 2022-01-31
THC Therapeutics, Inc.
filed 2022-05-16
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

THC THERAPEUTICS INC.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2022	July 31, 2021
ASSETS
Current assets
Cash	$25,215	$296,130
Prepaid expenses	14,676	4,586
Inventory	830	830
Total current assets	40,721	301,546

Physical silver assets	152,785	152,785
Fixed assets, net	3,448	9,480
Intangible assets, net	14,094	16,257

Total assets	211,048	480,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$812,104	$485,010
Accrued liabilities due to related parties	596,972	513,512
Advances from related parties	79,855	96,313
Convertible notes payable, net	576,028	561,346
Convertible notes payable- related party, net	200,000	200,000
Derivative liability	1,079,764	1,001,213
Total current liabilities	3,344,723	2,857,394

Total liabilities	3,344,723	2,857,394

Commitments and Contingencies (See note 9)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 213,300 and 218,000 series A and B and C shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 213,000 and 218,000 shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively	213	218
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 300 and 300 shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 32,491,671 and 29,287,337 shares issued and 32,491,671 and 29,287,337 shares outstanding as of January 31, 2022 and July 31, 2021, respectively	32,492	29,287

Stock payable	615,038	658,892
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	40,777,459	40,254,257
Accumulated deficit	(37,756,877)	(36,517,980)
Total stockholders' deficit	(3,233,675)	(2,477,326)

Total liabilities and stockholders' deficit	$211,048	$480,068

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	$-	$-	-	-

Operating expenses
Professional fees	35,458	89,218	118,311	109,521
Consulting fees	443,286	136,552	487,715	143,552
Salaries and wages	289,239	55,164	368,443	102,101
General and administrative	52,697	46,975	115,161	86,782
Total operating expenses	868,075	327,909	1,089,630	441,956

Loss from operations	(868,075)	(327,909)	(1,089,630)	(441,956)

Other income (expense)
Gain (loss) on derivative liability	145,143	58,081	(78,551)	195,886
Interest expense	(29,528)	(89,997)	(70,716)	(203,805)
Total other income (expense)	115,615	(31,916)	(149,267)	(7,919)

Net loss	$(752,460)	$(359,825)	$(1,238,897)	$(449,875)

Basic loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.02)

Basic weighted average common shares outstanding	35,685,938	23,678,406	33,984,731	22,728,151

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

For the Six Months Ending January 31, 2022

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2021	218,000	218	-	-	-	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	213,967	(217,500)	-	-	-
Shares issued for services	-	-	-	-	-	-	116,500	117	20,581	14,731	-	-	35,429
Net loss	-	-	-	-	-	-	-	-	-	-	-	(486,437)	(486,437)
Balance, October 31, 2021	213,000	213	-	-	-	-	33,437,171	33,437	40,488,310	456,123	(6,902,000)	(37,004,417)	(2,928,334)
Shares issued for cash	-	-	-	-	-	-	-	-	(25,000)	160,000	-	-	135,000
Shares and warrants issued for services	-	-	-	-	-	-	469,500	470	410,234	(6,085)	-	-	404,619
Shares cancelled	-	-	-	-	-	-	(15,000)	(15)	15	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,400,000)	(1,400)	(96,100)	5,000	-	-	(92,500)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(752,460)	(752,460)
Balance, January 31, 2022	213,000	213	-	-	-	-	32,491,671	32,492	40,777,459	615,038	(6,902,000)	(37,756,877)	(3,233,675)

For the Six Months Ending January 31, 2021

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	218,000	218	-	-	-	-	21,461,784	21,462	39,506,284	221,700	(6,902,000)	(34,626,315)	(1,778,651)
Shares issued for conversion of convertible debt	-	-	-	-	-	-	718,908	719	21,281	-	-	-	22,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(90,050)	(90,050)
Balance, October 31, 2020	218,000	218	-	-	-	-	22,180,692	22,181	39,527,565	221,700	(6,902,000)	(34,716,365)	(1,846,701)
Shares and warrants issued for services	-	-	-	-	-	-	-	-	-	108,552	-	-	108,552
Cash received for stock payable	-	-	-	-	-	-	-	-	-	297,500	-	-	297,500
Shares issued for conversion of convertible debt	-	-	-	-	-	-	1,997,168	1,997	38,003	-	-	-	40,000
Derivative written off to additional paid in capital	-	-	-	-	-	-	-	-	42,833	-	-	-	42,833
Net loss	-	-	-	-	-	-	-	-	-	-	-	(359,825)	(359,825)
Balance, January 31, 2021	218,000	218	-	-	-	-	24,177,860	24,178	39,608,401	627,752	(6,902,000)	(35,076,190)	(1,717,641)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Six Months Ended
	January 31, 2022	January 31, 2021
Cash Flows from Operating Activities
Net loss	$(1,238,897)	$(449,875)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	78,551	(195,886)
Amortization of debt discount	14,682	169,916
Stock based compensation	440,048	108,552
Depreciation and amortization	8,195	8,252
Imputed interest	-	-
Loss on settlement of accounts payable	-	-
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	(10,090)	(12,967)
Increase (decrease) in accounts payable	327,094	133,008
Increase (decrease) in accounts payable related party	83,460	2,837
Net cash used in operating activities	(296,957)	(236,163)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	13,723	82,587
Payments on related party advances	(30,181)	(11,891)
Proceeds from sale of common stock	135,000	297,500
Repurchase of common stock	(92,500)	-
Repayments of convertible notes payable	-	(25,000)
Net cash provided by financing activities	26,042	343,196

Net decrease in Cash	(270,915)	107,033

Beginning cash balance	296,130	43,239

Ending cash balance	$25,215	$150,272

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of January 31, 2022, the Company had $25,215 cash on hand. At January 31, 2022 the Company has an accumulated deficit of $37,756,877. For the six months ended January 31, 2022 the Company had a net loss of $1,238,897, and net cash used in operations of $296,957. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $25,215 and $296,130 in cash and no cash equivalents as of January 31, 2022 and July 31, 2021, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of January 31, 2022, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The six levels of the fair value hierarchy are described below:

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$1,079,764	$1,079,764

As of January 31, 2022, the Company’s stock price was $0.09, risk-free discount rate of 0.03% and volatility of 204.12%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the six months ended January 31, 2022:

Amount
Balance July 31, 2021	$1,001,213
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	78,551
Balance January 31, 2022	$1,079,764

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$1,001,213	$1,001,213

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ending January 31, 2022 and 2021 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $2,228 and $532 during the six months ended January 31, 2022 and 2021, respectively.

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

5. FIXED ASSETS

Fixed assets consist of the following as of January 31, 2022 and July 31, 2021 :

	January 31, 2022	July 31, 2021
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(84,184)	(78,152)
Fixed assets, net	$3,448	$9,480

Depreciation expense for the six months ended January 31, 2022 and 2021, was $6,032 and $6,032, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(21,978)	(19,815)
Intangible assets, net	$14,094	$16,257

Amortization expense for the six months ended January 31, 2022 and 2021, was $2,163 and $2,200 respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of January 31, 2022 :

	Principal as of	Six Months ending January 31, 2022		Principal as of	Accrued interest balance As of
	July 31, 2021	Funds advanced	Funds repaid	October 31, 2022	October 31, 2022
B. Romanek, President and CEO	$25,920	$13,723	$(30,181)	$9,462	$6,193
Shareholder Relative of our President and CEO	70,393	-	-	70,393	12,239
TOTAL	$96,313	$23,578	$(35,887)	$79,855	$18,432

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

During the six months ending January 31, 2022, the Company accrued $38,637 due to Mr. Romanek related to this agreement. As January 31, 2022, Mr. Romanek has allowed the Company to defer a total of $569,087 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the six months ended January 31, 2022 Mr. Halford earned $24,267.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through January 31, 2022:

Risk free interest rate	.03%
Expected term (years)	0
Expected volatility	204.12%
Expected dividends	0%

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

January 31,	July 31,
2022	2021

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2022.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model. During the six months ended January 31, 2022, the Company recorded a loss on derivative liability of $153,741.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2022.

Further, the Company recognized a derivative liability of $141,391 and an initial loss of $0 based on the Black-Scholes pricing model. During the six months ending January 31, 2022 the Company recorded a gain on derivative liability of $1,290.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $3,714 during the six months ended January 31, 2022.

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2022.

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

Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible at any date after the effective date at the noteholder’s option into shares of our common stock at a conversion price equal to 65% of the average of the six lowest closing prices in the 10 trading days prior to the conversion.

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2022.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $10,968 during the six months ended January 31, 2022.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $134,237 based on the Black-Scholes pricing model.

	133,560	133,560
Unamortized debt discount	(-)	(10,968)
Total, net of unamortized discount	133,560	122,592
Total notes payable , net of unamortized discount	$576,028	$561,346

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through January 31, 2022:

Risk free interest rate	0.03%
Expected term (years)	0
Expected volatility	204.12%
Expected dividends	0%

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

10. STOCK WARRANTS

The following is a summary of warrant activity during the six months ended January 31, 2022.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2021	815,379	$16.21
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, January 31, 2022	815,379	$16.21

11. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of January 31, 2022 and July 31, 2021, the Company had 32,491,671 and 29,287,337 shares of common stock issued and outstanding, respectively.

As of January 31, 2022 and July 31, 2021, the Company had 213,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of January 31, 2022 and July 31, 2021, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of January 31, 2022 and July 31, 2021, the Company had 500 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

Series A Preferred Stock

On January 24, 2017, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series A Preferred Stock,” consisting of six million (3,000,000) shares, par value $0.001.

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

As of January 31, 2022, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

Series C Preferred Stock

On July 29, 2021, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series C Preferred Stock,” consisting of up to six hundred (300) shares, par value $0.001.

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

Issuances of Common and Preferred Stock for the six months ended January 31, 2022:

On August 16, 2021 the Company issued 56,500 shares of common stock for services valued at $7,140, which had been previously provided and recorded as stock payable.

On September 13, 2021 a shareholder elected to convert 5,000 shares of Series A Preferred Stock into 500,000 shares of the company’s Common Stock.

On November 5, 2021 the Company issued 169,500 shares of common stock for services valued at $20,425.

On November 15, 2021 the Company issued 300,000 shares of common stock for services valued at $375,000.

On November 18, 2021 the Company received and cancelled 15,000 shares of common stock.

On December 17, 2021 the Company repurchased and cancelled 1,400,000 shares of common stock for $97,500.

During the six months ended January 31, 2022 the Company issued 60,000 shares of common stock for services valued at $13,890.

During the six months ended January 31, 2022, 178,500 shares of common stock were to be issued for services valued at $21,509.

During the six months ending January 31, 2022 the Company issued 3,533,334 shares of common stock for cash proceeds of $217,500 received in a prior period.

During the six months ending January 31, 2022 the Company received net cash proceeds of $135,000 for the issuance of 4,000,000 shares of common stock. As of the date of filing the shares have not been issued and are included in stock payable.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2022 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Employees

As of January 31, 2022, the Company had one employee.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the six months ended January 31, 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $37,756,877 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended January 31, 2022 and 2021:

Our operating results for the three months ended January 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	January 31,		Change
	2022	2021	Amount	Percentage
Operating loss	$(868,075)	$(327,909)	$(540,166)	165%
Other income(expense)	$115,615	$(31,916)	$147,531	462%
Net loss	$(725,460)	$(359,825)	$(365,635)	102%

Revenues

We did not earn any revenues during the three months ending January 31, 2022 and 2021, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations increased to $868,075 during the three months ending January 31, 2022, from an operating loss of $327,909 in the comparative period ending January 31, 2021. The following table presents operating expenses for the three-month periods ending January 31, 2022 and 2021:

	Three months ended
	January 31,		Change
	2022	2021	Amount	Percentage
Professional fees	$82,853	$89,218	$(6,364	(7%)
Consulting fees	443,286	136,552	306,734	225%
Salaries and wages	289,239	55,164	234,075	424%
General and administrative expenses	52,697	46,975	5,722	12%
Total operating expenses	$868,075	$327,909	$540,166	165%

We realized an decrease of $6,365 in professional fees during the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, primarily due to an decrease in research & development fees. We realized an increase of $306,734 in consulting fees during the three months ended January 31, 2022, as compared to the same period in the prior fiscal year, primarily due to an increase in stock based consulting services. We realized an increase of $234,075 in salaries and wages expenses during the three months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to salaries due to our COO and CFO. We realized an increase of $5,722 in general and administrative expenses during the three months ended January 31, 2022, as compared to the same period in the prior fiscal year, primarily due to an increase in travel costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended January 31, 2022 and 2021:

	Three months ended
	January 31,		Change
	2022	2021	Amount	Percentage
Gain on change in derivative liability	$145,143	$58,081	$87,062	150%
Interest Expense	(29,528)	(89,997)	60,469	(67%)
Total other income (expense)	$115,615	$(31,916)	$147,531	(462%)

Gain on change in derivative liability increased by $87,062 during the three months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $60,469 during the three months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to a conversion of principal amounts of convertible notes to common stock.

Net loss

Net loss increased to $752,460 during the three months ended January 31, 2022, from a net loss of $359,825 in the same period in the prior fiscal year due to the factors discussed above.

For the Six Months Ended January 31, 2022 and 2021:

Our operating results for the six months ended January 31, 2022 and 202, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	January 31,		Change
	2022	2021	Amount	Percentage
Operating loss	$(1,089,630)	$(441,956)	$(647,674)	147%
Other expense	$(149,267)	$(7,919)	$(141,348)	(1,785%)
Net loss	$(1,238,897)	$(449,875)	$(789,022)	175%

Revenues

We did not earn any revenues during the six months ending January 31, 2022 and 2021, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations increased to $1,089,630 during the three months ending January 31, 2022, from an operating loss of $441,956 in the comparative period ending January 31, 2021. The following table presents operating expenses for the six-month periods ending January 31, 2022 and 2021:

	Six months ended
	January 31,		Change
	2022	2021	Amount	Percentage
Professional fees	$118,311	$109,521	$8,790	8%
Consulting fees	487,715	143,552	344,163	240%
Salaries and wages	368,443	102,101	266,342	261%
General and administrative expenses	115,161	86,782	28,379	33%
Total operating expenses	$1,089,630	$441,956	$647,674	147%

We realized an increase of $8,790 in professional fees during the six months ended January 31, 2022, as compared to the six months ended January 31, 2021, primarily due to an increase in research & development fees. We realized an increase of $344,163 in consulting fees during the six months ended January 31, 2022, as compared to the same period in the prior fiscal year, primarily due to an increase in stock based consulting services. We realized an increase of $266,342 in salaries and wages expenses during the six months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to salaries due to our COO and CFO. We realized an increase of $28,379 in general and administrative expenses during the three months ended January 31, 2022, as compared to the same period in the prior fiscal year, primarily due to an increase in travel costs.

Other Income (Expense)

The following table presents other income and expenses for the six months ended January 31, 2022 and 2021:

	Six months ended
	January 31,		Change
	2022	2021	Amount	Percentage
Gain/(loss) on change in derivative liability	$(78,551)	$195,886	$(274,437)	(140%)
Interest Expense	(70,716)	(203,805)	133,089	(65%)
Total other income (expense)	$(149,267)	$(7,919)	$(141,348)	(1,785%)

Loss on change in derivative liability decreased by $274,437 during the six months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by 133,089 during the six months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to a conversion of principal amounts of convertible notes to common stock.

Net loss

Net loss increased to $1,238,897 during the six months ended January 31, 2022, from a net loss of $449,875 in the same period in the prior fiscal year due to the factors discussed above.

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

Working Capital

The following table presents our working capital position as of January 31, 2022, and July 31, 2021:

	January 31,	July 31,
	2022	2021
Cash and cash equivalents	$25,215	$296,130
Prepaid expenses	14,676	4,586
Inventory	830	830
Current assets	$40,721	$301,546
Current liabilities	3,344,723	2,857,394
Working capital	$(3,304,002)	$(2,555,848)

The change in working capital during the six months ended January 31, 2022, was primarily due to an increase in current liabilities due to an increase in borrowing from related party parties as well as an increase in accounts payable. Current assets also decreased primarily due to an increase in payments made for operating costs.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the six months ended January 31, 2022 and 2021:

	Six months ended
	January 31,
	2022	2021
Cash Flows Used in Operating Activities	$(296,957)	$(236,163)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	26,042	343,196
Net increase (decrease) in Cash During Period	$(270,915)	$107,033

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended January 31, 2022.

For the six months ended January 31, 2022, net cash flows used in operating activities consisted of a net loss of $1,238,897, reduced by depreciation of $8,195, amortization of debt discounts of $14,682, loss on change in derivative liabilities of $78,551, stock-based compensation of $440,048, and a net increase in change of operating assets and liabilities of $400,464. For the six months ended January 31, 2021, net cash flows used in operating activities consisted of a net loss of $449,875, reduced by depreciation of $8,252, amortization of debt discounts of $169,916, offset by a gain on change in derivative liabilities of $195,886, and increased by a net increase in change of operating assets and liabilities of $122,878.

Cash Flows from Investing Activities

For the six months ended January 31, 2022 and 2021, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the six months ended January 31, 2022, we received $13,723 from loans from related parties, and used $30,181 for net repayments on related party loans. In addition, we received net proceed from the sale of common stock amounting to $42,500. For the six months ended January 31, 2021, we received $82,587 from loans from related party and used $11,891 and $25,000 for net repayments on related party and convertible notes payable respectively. In addition, we received $297,500 from the sale of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 5, 2021, the Company issued 169,500 shares of common stock for services valued at $20,425.

On November 15, 2021, the Company issued 300,000 shares of common stock for services valued at $375,000.

On January 21, 2022, the Company received net cash proceeds of $135,000 for the issuance of 4,000,000 shares of common stock. As of the date of filing the shares have not been issued and are included in stock payable.

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

