Form 10-Q
period 2022-04-30
THC Therapeutics, Inc.
filed 2022-06-16
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 13, 2022, the Company had 33,891,671 shares of common stock outstanding.

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THC THERAPEUTICS INC.

 CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2022	July 31, 2021
Current assets
Cash	$3,817	$296,130
Prepaid expenses	43,484	4,586
Inventory	830	830
Total current assets	48,131	301,546

Physical silver assets	152,785	152,785
Fixed assets, net	530	9,480
Intangible assets, net	13,754	16,257

Total assets	215,200	480,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,451,442	$970,445
Accrued expenses - related party	50,050	28,077
Advances from related parties	124,864	96,313
Notes payable, net	25,000	-
Convertible notes payable	576,028	561,346
Convertible notes payable- related party	200,000	200,000
Derivative liability	1,546,769	1,001,213
Total current liabilities	3,974,153	2,857,394

Total liabilities	3,974,153	2,857,394

Commitments and Contingencies (See note 9)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
213,300 and 218,000 series A and B and C shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized;
213,000 and 218,000 shares issued and outstanding
as of April 30, 2022 and July 31, 2021, respectively	213	218
Preferred B stock; $0.001 par value; 16,500 shares authorized;
0 and 0 shares issued and outstanding
as of April 30, 2022 and July 31, 2021, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized;
300 and 300 shares issued and outstanding
as of April 30, 2022 and July 31, 2021, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized;
32,491,671 and 29,287,337 shares issued and 33,891,671 and 29,287,337 shares
outstanding as of April 30, 2022 and July 31, 2021, respectively	32,492	29,287

Stock payable	622,038	658,892
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	40,777,459	40,254,257
Accumulated deficit	(38,389,155)	(36,517,980)
Total stockholders' deficit	(3,858,953)	(2,477,326)

Total liabilities and stockholders' deficit	$215,200	$480,068

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	43,148	23,385	161,459	132,906
Consulting fees	-	17,978	487,715	161,530
Salaries and wages	46,937	46,937	415,380	149,038
General and administrative	33,444	81,208	148,605	167,990
Total operating expenses	123,529	169,508	1,213,159	611,464

Loss from operations	(123,529)	(169,508)	(1,213,159)	(611,464)

Other income (expense)
Gain (loss) on derivative liability	(467,005)	(85,873)	(545,556)	110,013
Interest expense	(41,744)	(95,399)	(112,460)	(299,204)
Total other income (expense)	(508,749)	(181,272)	(658,016)	(189,191)

Net loss	$(632,278)	$(350,780)	$(1,871,175)	$(800,655)

Basic loss per common share	$(0.02)	$(0.01)	$(0.06)	$(0.03)

Basic weighted average common shares outstanding	32,491,671	24,177,860	33,497,983	23,200,766

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENT OF SOTOCKHOLDERS’ DEFICIT

For the Nine Months Ending April 30, 2022

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2021	218,000	218	-	-	300	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	213,967	(217,500)	-	-	-
Shares issued for services	-	-	-	-	-	-	116,500	117	20,581	14,731	-	-	35,429
Net loss	-	-	-	-	-	-	-	-	-	-	-	(486,437)	(486,437)
Balance, October 31, 2021	213,000	213	-	-	300	-	33,437,171	33,437	40,488,310	456,123	(6,902,000)	(37,004,417)	(2,928,334)
Shares issued for cash	-	-	-	-	-	-	-	-	(25,000)	160,000	-	-	135,000
Shares and warrants issued for services	-	-	-	-	-	-	469,500	470	410,234	(6,085)	-	-	404,619
Shares cancelled	-	-	-	-	-	-	(15,000)	(15)	15	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,400,000)	(1,400)	(96,100)	5,000	-	-	(92,500)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(752,460)	(752,460)
Balance, January 31, 2022	213,000	213	-	-	300	-	32,491,671	32,492	40,777,459	615,038	(6,902,000)	(37,756,877)	(3,233,675)
Cash received for stock	-	-	-	-	-	-	-	-	-	12,000	-	-	12,000
Repurchase of common stock	-	-	-	-	-	-	-	-	-	(5,000)	-	-	(5,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(632,278)	(632,278)
Balance, April 30, 2022	213,000	213	-	-	300	-	32,491,671	32,492	40,777,459	622,038	(6,902,000)	(38,389,155)	(3,858,953)

For the Nine Months Ending April 30, 2021
	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2019	218,000	218	-	-	-	-	21,461,784	21,462	39,506,284	221,700	(6,902,000)	(34,626,315)	(1,778,651)
Shares issued for conversion of convertible debt	-	-	-	-	-	-	718,908	719	21,281	-	-	-	22,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(90,050)	(90,050)
Balance, October 31, 2020	218,000	218	-	-	-	-	22,180,692	22,181	39,527,565	221,700	(6,902,000)	(34,716,365)	(1,846,701)
Shares and warrants issued for services	-	-	-	-	-	-	-	-	-	108,552	-	-	108,552
Cash received for stock	-	-	-	-	-	-	-	-	-	297,500	-	-	297,500
Shares issued for conversion of convertible debt	-	-	-	-	-	-	1,997,168	1,997	38,003	-	-	-	40,000
Derivative written off to additional paid in capital	-	-	-	-	-	-	-	-	42,833	-	-	-	42,833
Net loss	-	-	-	-	-	-	-	-	-	-	-	(359,825)	(359,825)
Balance, January 31, 2021	218,000	218	-	-	-	-	24,177,860	24,178	39,608,401	627,752	(6,902,000)	(35,076,190)	(1,717,641)
Cash received for stock	-	-	-	-	-	-	-	-	-	209,000	-	-	209,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(350,780)	(350,780)
Balance, April 30, 2021	218,000	218	-	-	-	-	24,177,860	24,178	39,608,401	836,752	(6,902,000)	(35,426,970)	(1,859,421)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	April 30, 2022	April 30, 2021
Cash Flows from Operating Activities
Net loss	$(1,871,175)	$(800,655)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	545,556	(110,013)
Amortization of debt discount	14,682	243,404
Stock based compensation	440,048	108,552
Depreciation and amortization	11,453	12,244
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	(38,898)	(18,300)
Increase (decrease) in accounts payable	480,997	203,777
Increase (decrease) in accounts payable related party	21,973	8,657
Net cash used in operating activities	(395,364)	(352,334)

Cash Flows from investing
Purchase of silver	-	(152,785)
Net cash used in investing activities	-	(152,785)

Cash Flows provided by Financing Activities
Proceeds from related party advances	63,168	82,587
Payments on related party advances	(34,617)	(61,312)
Proceeds from sale of common stock	147,000	506,500
Repurchase of common stock	(97,500)	-
Proceeds from convertible notes payable	25,000	-
Repayments of convertible notes payable	-	(25,000)
Net cash provided by financing activities	103,051	502,775

Net decrease in Cash	(292,313)	(2,344)

Beginning cash balance	296,130	43,239

Ending cash balance	$3,817	$40,895

Supplemental disclosure of cash flow information
Derivative liability written off to additional paid in capital	$-	$42,833
Shares issued for the conversion of debt	$-	$62,000

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of April 30, 2022, the Company had $3,817 cash on hand. At April 30, 2022 the Company has an accumulated deficit of $38,389,155. For the nine months ended April 30, 2022 the Company had a net loss of $1,871,175, and net cash used in operations of $395,364. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $3,817 and $296,130 in cash and no cash equivalents as of April 30, 2022 and July 31, 2021, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of April 30, 2022, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The six levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$1,546,769	$1,546,769

As of April 30, 2022, the Company’s stock price was $0.002, risk-free discount rate of 0.37% and volatility of 763.43%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended April 30, 2022:

Amount
Balance July 31, 2021	$1,001,213
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	545,556
Balance April 30, 2022	$1,546,769

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$1,001,213	$1,001,213

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the nine months ending April 30, 2022 and 2021 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $6,653 and $27,833 during the nine months ended April 30, 2022 and 2021, respectively.

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

5. FIXED ASSETS

Fixed assets consist of the following as of April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(87,102)	(78,152)
Fixed assets, net	$530	$9,480

Depreciation expense for the nine months ended April 30, 2022 and 2021, was $8,950 and $8,950, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(22,318)	(19,815)
Intangible assets, net	$13,754	$16,257

Amortization expense for the nine months ended April 30, 2022 and 2021, was $2,503 and $3,294 respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of April 30, 2022:

	Principal as of July 31, 2021	Six Months ending April 30, 2022		Principal as of	Accrued interest balance As of
		Funds advanced	Funds repaid	April 30, 2022	April 30, 2022
B. Romanek, President and CEO	$25,920	$73,976	$(45,425)	$54,471	$37,227
Shareholder Relative of our President and CEO	70,393	-	-	70,393	12,823
TOTAL	$96,313	$73,976	$(45,425)	$124,864	$50,050

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

As of April 30, 2022, convertible notes due to related parties was $200,000.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through April 30, 2022:

Risk free interest rate	0.37%
Expected term (years)	0
Expected volatility	763.43%
Expected dividends	0%

8. NOTES PAYABLE

Notes payable consist of the following at:

	April 30, 2022	July 31, 2021
Note payable, unsecured, 12% interest, due March 30, 2023	25,000	-
Total Notes Payable	$25,000	$-

On March 30, 2022, the Company issued a $25,000 12% promissory note. The note is due on March 30, 2023.

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	April 30,	July 31,
	2022	2021

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2022.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2022.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $3,714 during the nine months ended April 30, 2022.

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2022.

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

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2022.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $10,968 during the nine months ended April 30, 2022.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $134,237 based on the Black-Scholes pricing model.

	133,560	133,560
Unamortized debt discount	(-)	(10,968)
Total, net of unamortized discount	133,560	122,592
Total notes payable, net of unamortized discount	$576,028	$561,346

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through April 30, 2022:

Risk free interest rate	0.37%
Expected term (years)	0
Expected volatility	763.43%
Expected dividends	0%

10. COMMITMENTS AND CONTINGENCIES

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

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company intends to vigorously defend the action and on or about May 31, 2022, removed the case to United States District Court for the District of Utah (case no. 2:22-cv-00367-DAO). The Company subsequently filed a motion to stay arbitration as demanded by Iliad, and filed an Answer and Counterclaim against Iliad.

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

11. STOCK WARRANTS

The following is a summary of warrant activity during the nine months ended April 30, 2022.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2021	815,379	$16.21
Warrants granted and assumed	3,000,000	0.09
Warrants expired	-	-
Warrants canceled	(5,000)	(0.05)
Warrants exercised	-	-
Balance outstanding and exercisable, April 30, 2022	3,810,379	$16.25

12. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of April 30, 2022 and July 31, 2021, the Company had 32,491,671 and 29,287,337 shares of common stock issued and outstanding, respectively.

As of April 30, 2022 and July 31, 2021, the Company had 213,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of April 30, 2022 and July 31, 2021, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of April 30, 2022 and July 31, 2021, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

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

As of April 30, 2022, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

Series C Preferred Stock

On July 29, 2021, pursuant to Article III of our Articles of Incorporation, the Company designated a class of preferred stock, the “Series C Preferred Stock,” consisting of up to six hundred (300) shares, par value $0.001.

Under the Certificate of Designation, as amended, holders of Series C Preferred Stock are entitled to a liquidation preference on the stated value of $1,200 per share. Holders of Series C Preferred Stock are entitled to a cumulative dividend of 10% per annum. Series C Preferred Stock is convertible at the option of the Holder at a price equal to 80% of the lowest VWAP of the Common Stock during the twenty (20) Trading Days immediately preceding, but not including the Conversion Date. Series C Preferred Stock Holders will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations.

On July 28, 2021 the Company sold 300 shares of Series C Preferred Stock for $300,000 cash.

Issuances of Common and Preferred Stock for the nine months ended April 30, 2022:

On August 16, 2021 the Company issued 56,500 shares of common stock for services valued at $7,140, which had been previously provided and recorded as stock payable.

On August 16, 2021 the Company issued 60,000 shares of common stock for services valued at $13,890.

On August 16, 2021 the Company issued 500,000 shares of common stock for cash proceeds of $25,000 received in a prior period.

On August 19, 2021 the Company issued 300,000 shares of common stock for cash proceeds of $22,500 received in a prior period.

On August 19, 2021 the Company issued 500,000 shares of common stock for cash proceeds of $25,000 received in a prior period.

On August 19, 2021 the Company issued 500,000 shares of common stock for cash proceeds of $25,000 received in a prior period.

On August 26, 2021 the Company issued 800,000 shares of common stock for cash proceeds of $40,000 received in a prior period.

On August 26, 2021 the Company issued 533,334 shares of common stock for cash proceeds of $40,000 received in a prior period.

On September 13, 2021 a shareholder elected to convert 5,000 shares of Series A Preferred Stock into 500,000 shares of the company’s Common Stock.

On September 13, 2021 the Company issued 200,000 shares of common stock for cash proceeds of $20,000 received in a prior period.

On September 13, 2021 the Company issued 200,000 shares of common stock for cash proceeds of $20,000 received in a prior period.

On June 24, 2021 the Company agreed to issue 59,500 shares of common stock per month for 6 months of services, ending on December 24, 2021. Per this agreement the Company agreed to issue 300,500 shares of common stock for services valued at $29,071 during the nine months ended April 30, 2022. As of April 30, 2022 the shares had not been issued and are included in stock payable.

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

On February 2, 2022 the Company agreed to issue 4,000,000 shares of common stock for cash proceeds of $160,000. As of April 30, 2022 the shares had not been issued and are included in stock payable.

On February 10, 2022 the Company agreed to issue 60,000 shares of common stock for cash proceeds of $3,000. As of April 30, 2022 the shares had not been issued and are included in stock payable.

On February 10, 2022 the Company agreed to issue 60,000 shares of common stock for cash proceeds of $3,000. As of April 30, 2022 the shares had not been issued and are included in stock payable.

On February 10, 2022 the Company agreed to issue 150,000 shares of common stock for cash proceeds of $6,000. As of April 30, 2022 the shares had not been issued and are included in stock payable.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2022 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Employees

As of April 30, 2022, the Company had one employee.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended April 30, 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of approximately $38,389,155 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended April 30, 2022 and 2021:

Our operating results for the three months ended April 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three months ended April 30,		Change
	2022	2021	Amount	Percentage
Operating loss	$(123,529)	$(169,508)	$(45,979)	(27%)
Other expense	$(508,749)	$(181,272)	$327,477	181%
Net loss	$(632,278)	$(350,780)	$281,498	80%

Revenues

We did not earn any revenues during the three months ending April 30, 2022 and 2021, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $123,529 during the three months ending April 30, 2022, from an operating loss of $169,508 in the comparative period ending April 30, 2021. The following table presents operating expenses for the three-month periods ending April 30, 2022 and 2021:

	Three months ended
	April 30,		Change
	2022	2021	Amount	Percentage
Professional fees	$43,148	$23,385	$19,763	85%
Consulting fees	-	17,978	(17,978)	(100)%
Salaries and wages	46,937	46,937	(-)	(0)%
General and administrative expenses	33,444	81,208	(47,764)	(59)%
Total operating expenses	$123,529	$169,508	$(45,979)	(27)%

We realized a increase of $19,763 in professional fees during the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, primarily due to a increase in stock-based compensation. We realized a decrease of $17,978 in consulting fees during the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to an decrease in consulting services. We realized an decrease of $47,764 in general and administrative expenses during the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to an decrease in travel costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended April 30, 2022 and 2021:

	Three months ended
	April 30,		Change
	2022	2021	Amount	Percentage
Loss on change in derivative liability	$(467,005)	$(85,873)	$(381,132)	(444)%
Interest Expense	(41,744)	(95,399)	(53,655)	(56)%
Total other income (expense)	$(508,749)	$(181,272)	$(327,477)	181%

Loss on change in derivative liability increased by $381,132 during the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by 35,696 during the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, due to a conversion of principal amounts of convertible notes to common stock.

Net loss

Net loss increased to $632,278 during the three months ended April 30, 2022, from a net loss of $350,780 in the same period in the prior fiscal year due to the factors discussed above.

Results of Operations for the nine months ended April 30, 2022, compared with the nine months ended April 30, 2021

Our operating results for the nine months ended April 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	April 30,		Change
	2022	2021	Amount	Percentage
Operating loss	$(1,213,159)	$(611,464)	$(601,695)	98%
Other expenses	$(658,016)	$(189,191)	$(468,825)	248%
Net loss	$(1,871,175)	$(800,655)	$(1,070,520)	134%

Revenue

We did not earn any revenues during the nine months ended April 30, 2022 and 2021, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Loss

Our loss from operations increased to $1,213,159 during the nine months ended April 30, 2022, compared to an operating loss of $611,464 in the comparative period in the prior fiscal year. The following table presents operating expenses for the nine-month periods ended April 30, 2022 and 2021:

	Nine months Ended
	April 30,		Change
	2022	2021	Amount	Percentage
Professional fees	$161,459	$132,906	$28,553	21%
Consulting fees	487,715	161,530	326,185	202%
Salaries and wages	415,380	149,038	266,342	179%
General and administrative	148,605	167,990	(19,385)	(12)%
Total operating expenses	$1,213,159	$611,464	$601,695	98%

We realized a increase of $28,553 in professional fees during the nine months ended April 30, 2022, as compared to the nine months ended April 30, 2021, primarily due to a increase in stock-based compensation. We realized a increase of $326,185 in consulting fees during the nine months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to a increase in consulting services. We realized a decrease of $19,385 in general and administrative expenses during the nine months ended April 30, 2022, as compared to the same period the prior fiscal year, primarily due to a decrease in travel costs.

Other Income (Expense)

The following table presents other income and expenses for the nine months ended April 30, 2022 and 2021:

	Nine months ended
	April 30,		Change
	2022	2021	Amount	Percentage
Gain/(loss) on change in derivative liability	$(545,556)	$110,013	$(655,569)	(596)%
Interest Expense	(112,460)	(299,204)	186,744	(62)%)
Total other income (expense)	$(658,016)	$(189,191)	$(468,825)	248%

Loss on change in derivative liability decreased by $655,569 during the nine months ended April 30, 2022, as compared to the same period in 2021, due to the change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $186,744 during the nine months ended April 30, 2022, as compared to the same period in 2021, due to a conversion of principal amounts of convertible notes to common stock.

Net Income loss

Net loss decreased to $1,871,175 during the nine months ended April 30, 2022, from a net loss of $800,655 in the same period 2021.

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

Working Capital

The following table presents our working capital position as of April 30, 2022, and July 31, 2021:

	April 30,	July 31,
	2022	2021
Cash and cash equivalents	$3,817	$296,130
Prepaid expenses	43,484	4,586
Inventory	830	830
Current assets	$48,131	$301,546
Current liabilities	3,974,153	2,857,394
Working capital	$(3,926,022)	$(2,555,848)

The change in working capital during the nine months ended April 30, 2022, was primarily due to an increase an increase in current liabilities due to an increase in borrowing from related party parties as well as an increase in accounts payable.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the nine months ended April 30, 2022 and 2021:

	Nine months ended
	April 30,
	2022	2021
Cash Flows Used in Operating Activities	$(395,364)	$(352,334)
Cash Flows Used in Investing Activities	-	(152,785)
Cash Flows Provided by Financing Activities	103,051	502,775
Net increase (decrease) in Cash During Period	$(292,313)	$(2,344)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended April 30, 2022.

For the nine months ended April 30, 2022, net cash flows used in operating activities consisted of a net loss of $1,871,175, reduced by depreciation of $11,453, amortization of debt discounts of $14,682, and stock-based compensation of $440,048, offset by a loss on change in derivative liabilities of $545,556, and increased by a net increase in change of operating assets and liabilities of $464,072. For the nine months ended April 30, 2021, net cash flows used in operating activities consisted of a net loss of $800,655, reduced by depreciation of $12,244, amortization of debt discounts of $243,404, stock-based compensation of $108,552, and a gain on change in derivative liabilities of $110,013, and increased by a net increase in change of operating assets and liabilities of $194,134.

Cash Flows from Investing Activities

No investment activities occurred during 2022. For the three months ended April 30, 2021, net cashflows used in investing activities consisted of purchases of other assets of $152,785.

Cash Flows from Financing Activities

For the nine months ended April 30, 2022, we received $103,051, consisting of related party advances, convertible notes, and proceeds from the sale of common stock. For the nine months ended April 30, 2021, we received $502,775, consisting of related party advances and proceeds from the sale of common stock, offset against repayments of convertible notes.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company intends to vigorously defend the action, and on or about May 31, 2022, removed the case to United States District Court for the District of Utah (case no. 2:22-cv-00367-DAO). The Company subsequently filed a motion to stay arbitration as demanded by Iliad, and filed an Answer and Counterclaim against Iliad.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales or issuances of equity securities during the three months ended April 30, 2022.

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

10.6	Amended Employment Agreement with Brandon Romanek February 1, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.4 thereto)

10.7	Employment Agreement with Joshua Halford dated June 15, 2019 (incorporated by reference to Registration Statement on Form 10/A filed on July 8, 2019; File No. 000-55994; Exhibit 10.5 thereto)

21	Subsidiaries (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 21 thereto)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

THC THERAPEUTICS, INC.

Date: June 15, 2022	By:	/s/ Brandon Romanek
Brandon Romanek
President

