Form 10-K
period 2022-07-31
THC Therapeutics, Inc.
filed 2022-11-25
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

On January 31, 2022, the last business day of the registrant’s second fiscal quarter during the fiscal year ending July 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,008,728, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $.0926/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of November 21, 2022, the registrant had 34,146,149 shares of its common stock, $0.001 par value, outstanding.

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

There is substantial doubt about our ability to continue as a going concern

We have not generated any revenues or profit during the years ended July 31, 2022 and 2021. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not sufficiently support our operation for the next twelve months. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of July 31, 2022, we had an accumulated deficit of approximately $38 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses, and there is no guarantee that we will ever generate revenues, or that we ever achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on the OTC Link alternative trading system operated by OTC Markets Group, Inc., under the symbol “THCT.” As of July 31, 2022, the Company’s common stock was held by 37 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended July 31, 2022 and 2021:

	For the Years Ended July 31,
	2022		2021
	High	Low	High	Low

First Quarter	$0.3999	$0.0955	$0.079	$0.027
Second Quarter	$0.2195	$0.06	$0.50	$0.02
Third Quarter	$0.1195	$0.0002	$0.75	$0.16
Fourth Quarter	$0.08	$0.002	$0.28	$0.07

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

Related Stockholder Matters

None.

Unregistered Sales of Equity Securities During Three Months Ended July 31, 2022

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

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2022 and 2021, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of approximately $38 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Year Ended July 31, 2022 and 2021:

Our operating results for the year ended July 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Years ended
	July 31,		Change
	2022	2021	Amount	Percentage
Operating loss	$(1,746,028)	$(939,977)	$(806,051)	86%
Other income (expense)	$227,099	$(945,468)	$1,172,567	(124)%
Net income (loss)	$(1,518,929)	$(1,885,445)	$366,516	(19)%

Revenues

We did not earn any revenues during the fiscal years ending July 31, 2022 and 2021, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our operational strategy and launched sales of our herb dryer product.

Operating Income (Loss)

Our loss from operations increased by $806,051 during the fiscal year ended July 31, 2022, from an operating loss of $939,977 for the 2021 fiscal year. The following table presents operating expenses for the 2022 and 2021 fiscal years:

	Years ended
	July 31,		Change
	2022	2021	Amount	Percentage
Professional fees	$178,897	$253,838	$(74,941)	(30)%
Consulting fees	966,533	205,170	761,363	371)%
Salaries and wages	462,617	267,975	194,342	73%
General and administrative expenses	138,281	212,994	(74,713)	(35)%
Total operating expenses	$1,746,028	$939,977	$806,051	86%

We realized a decrease of $74,941 in professional fees during the fiscal year ended July 31, 2022, as compared to 2021 fiscal year, primarily due to a decrease in legal fees. We also realized a decrease in General and administrative expenses during the fiscal year ended July 31, 2022, as compared to the 2021 fiscal year, primarily due to a decrease in advertising, insurance, and rent expenses. We realized an increase of $761,363 in consulting fees during the fiscal year ended July 31, 2022, as compared to the 2021 fiscal year, primarily due to an increase in stock-based compensation. We also realized an increase of $194,342 in Salaries and wages during the fiscal year ended July 31, 2022, as compared to the 2021 fiscal year, primarily due to an increase in payroll expenses.

We realized a decrease of $2,486 in depreciation expenses during fiscal year ended July 31, 2022, as compared to the same period in 2021, due to an asset becoming fully depreciated mid-way through the year ended July 31, 2022.

Other Income (Expense)

The following table presents other income and expenses for the fiscal years ended July 31, 2022 and 2021:

	Years ended
	July 31,		Change
	2022	2021	Amount	Percentage
Gain/(loss) on change in derivative liability	$327,501	$(393,718)	$721,219	(183)%
Interest Expense	(100,402)	(551,750)	451,348	(82)%
Total other income (expense)	$227,099	$(945,468)	$1,172,567	(124)%

Gain/loss on change in derivative liability decreased by $721,219 during the fiscal year ended July 31, 2022, as compared to the 2021 fiscal year, due to the fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $451,348 during the fiscal year ended July 31, 2022, as compared to the 2021 fiscal year, due to a default on a loan payable in the 2021 fiscal year.

Net Income (loss)

Net loss decreased to $1,518,929 during the fiscal year ended July 31, 2022, from a net loss of $1,885,445 in the 2021 fiscal year.

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

Working Capital

The following table presents our working capital position as of July 31, 2022 and 2021:

	July 31,	July 31,	Change
	2022	2021	Amount	Percentage
Cash and cash equivalents	$32	$296,130	$(296,098)	(100)%
Prepaid expenses	40,656	4,586	36,070	787%
Inventory	25	830	(805)	(97)%

Current assets	$40,713	$301,546	$(260,833)	(86)%
Current liabilities	3,216,868	2,857,394	359,474	13%
Working capital deficit	$(3,176,155)	$(2,555,848)	$(620,307)	24%

The change in working capital during the year ended July 31, 2022, was primarily due to a decrease in current assets of $260,833 and an increase in current liabilities of $359,474. Current assets decreased due to a decrease in cash and inventory, offset by an increase of prepaid expenses as of July 31, 2022. Current liabilities increased due to an increase in accrued expenses and payroll, which resulted in accounts payable and accrued liabilities of $1,580,689, and advances from related parties of $144,632, as compared to accounts payable and accrued liabilities of $970,445, and advances from related parties of 96,313, as of July 31, 2021. Cash decreased as of July 31, 2022, by $296,098 to $32, primarily caused by an increase in operating costs during the fiscal year ending July 31, 2022.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

 The following tables presents our cash flow for the fiscal years ended July 31, 2022 and 2021:

	Years ended
	July 31,		Change 2022
	2022	2021	Versus 2021
Cash Flows Used in Operating Activities	$(418,917)	$(388,477)	$(30,440)
Cash Flows Used in Investing Activities	-	(152,785)	152,785
Cash Flows Provided by Financing Activities	122,819	794,153	(671,334)
Net increase (decrease) in Cash During Period	$(296,098)	$252,891	$(548,989)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the fiscal year ended July 31, 2022.

For the fiscal year ended July 31, 2022, net cash flows used in operating activities consisted of a net loss of $1,518,929, reduced by depreciation of $12,334, stock-based compensation of $836,788, amortization of debt discounts of $14,682, and a net increase in change of operating assets and liabilities of $563,709, and increased by gain on change in derivative liabilities of $327,501. For the fiscal year ended July 31, 2021, net cash flows used in operating activities consisted of a net loss of $1,885,445, reduced by depreciation of $16,370, stock-based compensation of $115,692, amortization of debt discounts of $277,845, loss on change in derivative liability of $393,718, convertible loan increase due to default of $179,960, and increased by a net increase in change of operating assets and liabilities of $513,383.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2022, no cashflows were used in investing activities. For the fiscal year ended July 31, 2021, net cashflows used in investing activities consisted of purchases of silver of $152,785.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2022, we received $102,881 from loans from related party, we received $147,000 from the sale of common stock, we received $25,000 from the convertible notes payable, and used $54,562 for net repayments on related party debts and $97,500 for the repurchase of the Company’s common stock. For the fiscal year ended July 31, 2021, we received $91,081 from loans from related party, we received $506,500 from the sale of common stock, we received $300,000 from the sale of preferred stock, and used $78,428 for net repayments on related party debts and $25,000 for net repayments on convertible notes payable.

Anticipated Cash Requirements

We estimate that our expenses to further implement our plan of operations over the next 12 months, will be approximately $3,810,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources. We further anticipate incurring additional costs and expenses for accounting, legal, and other miscellaneous fees relating to compliance with SEC requirements.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the years ended July 31, 2022 and 2021 as a result of applying Topic 606.

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

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

THC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THC Therapeutics, Inc. (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $38,036,909, net loss of $1,518,929 and net cash used in operations of $418,917. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC
We have served as the Company’s auditor since 2022. Denver, CO November 23, 2022
PCAOB# 6778

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Item 8. Consolidated Financial Statements and Supplementary Data.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2022	July 31, 2021
Current assets
Cash	$32	$296,130
Prepaid expenses	40,656	4,586
Inventory	25	830
Total current assets	40,713	301,546

Physical silver assets	152,785	152,785
Fixed assets, net	-	9,480
Intangible assets, net	13,403	16,257

Total assets	206,901	480,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,580,689	$970,445
Accrued expenses - related party	16,807	28,077
Advances from related parties	144,632	96,313
Notes payable, net	25,000	-
Convertible notes payable	576,028	561,346
Convertible notes payable- related party	200,000	200,000
Derivative liability	673,712	1,001,213
Total current liabilities	3,216,868	2,857,394

Total liabilities	3,216,868	2,857,394

Commitments and Contingencies (See note 10)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
226,300 and 218,000 series A and B and C shares issued and outstanding as of July 31, 2022 and 2021, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized;
226,000 and 218,000 shares issued and outstanding
as of July 31, 2022 and 2021, respectively	226	218
Preferred B stock; $0.001 par value; 16,500 shares authorized;
0 and 0 shares issued and outstanding
as of July 31, 2022 and 2021, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized;
300 and 300 shares issued and outstanding
as of July 31, 2022 and 2021, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized;
33,891,671 and 29,287,337 shares issued and outstanding
as of July 31, 2022 and 2021, respectively	32,492	29,287

Stock payable	622,278	658,892
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,173,946	40,254,257
Accumulated deficit	(38,036,909)	(36,517,980)
Total stockholders' deficit	(3,109,967)	(2,477,326)

Total liabilities and stockholders' deficit	$206,901	$480,068

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	July 31, 2022	July 31, 2021

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	178,897	253,838
Consulting fees	966,533	205,170
Salaries and wages	462,317	267,975
General and administrative	138,281	212,994
Total operating expenses	1,746,028	939,977

Loss from operations	(1,746,028)	(939,977)

Other income (expense)
Gain (loss) on derivative liability	327,501	(393,718)
Interest expense	(100,402)	(551,750)
Total other income (expense)	227,099	(945,468)

Net loss	$(1,518,929)	$(1,885,445)

Basic loss per common share	$(0.05)	$(0.08)

Basic weighted average common shares outstanding	33,244,334	23,659,514

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2020	218,000	218	-	-	-	-	21,461,784	21,462	39,547,581	221,700	(6,902,000)	(34,632,535)	(1,743,574)
Shares issued for conversion of convertible debt	-	-	-	-	-	-	4,292,219	4,292	97,208	-	-	-	101,500
Shares and warrants issued for services	-	-	-	-	-	-	-	-	-	115,692	-	-	115,692
Common Stock issued for cash	-	-	-	-	-	-	3,533,334	3,533	181,467	321,500	-	-	506,500
Preferred stock issued for cash	-	-	-	-	300	-	-	-	300,000	-	-	-	300,000
Derivative liability written off to additional paid in capital	-	-	-	-	-	-	-	-	128,001	-	-	-	128,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,885,445)	(1,885,445)
Balance, July 31, 2021	218,000	218	-	-	300	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	188,967	(45,500)	-	-	147,000
Shares and warrants issued for services	13,000	13	-	-	-	-	586,000	587	827,302	8,886	-	-	836,788
Shares cancelled	-	-	-	-	-	-	(15,000)	(15)	15	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,400,000)	(1,400)	(96,100)		-	-	(97,500)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,518,929)	(1,518,929)
Balance, July 31, 2022	226,000	226	-	-	300	-	32,491,671	32,492	41,173,946	622,278	(6,902,000)	(38,036,909)	(3,109,967)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Years Ended
	July 31, 2022	July 31, 2021
Cash Flows from Operating Activities
Net loss	$(1,518,929)	$(1,885,445)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	(327,501)	393,718
Amortization of debt discount	14,682	277,845
Stock based compensation	836,788	115,692
Convertible loan increase due to default	-	179,960
Depreciation and amortization	12,334	16,370
Imputed interest	-	-
Loss on settlement of accounts payable	-	-
Changes in operating assets and liabilities
Increase (decrease) in inventory	805	(830)
Increase (decrease) in prepaid assets	(36,070)	(4,586)
Increase (decrease) in accounts payable	610,244	(86,239)
Increase (decrease) in accounts payable related party	(11,270)	505,038
Increase (decrease) in contingent liability	-	100,000
Net cash used in operating activities	(418,917)	(388,477)

Cash Flows from investing
Purchase of silver	-	(152,785)
Net cash used in investing activities	-	(152,785)

Cash Flows provided by Financing Activities
Proceeds from related party advances	102,881	91,081
Payments on related party advances	(54,562)	(78,428)
Proceeds from sale of common stock	147,000	506,500
Repurchase of common stock	(97,500)	-
Proceeds from sale of preferred stock	-	300,000
Proceeds from convertible notes payable	25,000	-
Repayments of convertible notes payable	-	(25,000)
Net cash provided by financing activities	122,819	794,153

Net decrease in Cash	(296,098)	252,891

Beginning cash balance	296,130	43,239

Ending cash balance	$32	$296,130

Supplemental disclosure of cash flow information
Derivative liability written off to additional paid in capital	$-	$128,001
Shares issued for the conversion of debt	$-	$101,500

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – THC Therapeutics, Inc. (referred to as the “Company”) is focused developing its patented product, the dHydronator®, a sanitizing herb dryer. The main function of the dHydronator is to greatly accelerate the drying time of an herb while sanitizing it. The dHydronator can be used to dry a variety of herbs, but it has been specifically tested for use with cannabis, and it can reduce the drying time for cannabis from 10-14 days to less than 14 hours.

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation and Principles of Consolidation – These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of July 31, 2022, the Company had $32 cash on hand. At July 31, 2022 the Company has an accumulated deficit of 38,036,909. For the year ended July 31, 2022 the Company had a net loss of $1,518,929, and net cash used in operations of $418,917. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $32 and $296,130 in cash and no cash equivalents as of July 31, 2022 and 2021, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of July 31, 2022, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$673,712	$673,712

As of July 31, 2022, the Company’s stock price was $0.026, risk-free discount rate of 2.22% and volatility of 851.23%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the year ended July 31, 2022:

Amount
Balance July 31, 2021	$1,001,213
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	(327,501)
Balance July 31, 2022	$673,712

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$1,001,213	$1,001,213

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ending July 31, 2022 and 2021 the Company recorded an impairment expense of $0 and $0, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $7,419 and $29,912 during the years ended July 31, 2022 and 2021, respectively.

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

5. FIXED ASSETS

Fixed assets consist of the following as of July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Hydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(87,632)	(78,152)
Fixed assets, net	$-	$9,480

Depreciation expense for the years ended July 31, 2022 and 2021, was $9,480 and $11,966, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(22,669)	(19,815)
Intangible assets, net	$13,403	$16,257

Amortization expense for the years ended July 31, 2022 and 2021, was $2,854 and $4,404 respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of July 31, 2022:

	Principal as of	Year ending July 31, 2022		Principal as of	Accrued interest balance As of
	July 31, 2021	Funds advanced	Funds repaid	July 31, 2022	July 31, 2022
B. Romanek, President and CEO	$25,920	$102,881	$(54,562)	$74,239	$1,345
Shareholder Relative of our President and CEO	70,393	-	-	70,393	15,462
TOTAL	$96,313	$102,881	$(54,562)	$144,632	$16,807

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

During the year ending July 31, 2022, the Company accrued $177,527 due to Mr. Romanek related to this agreement. As of July 31, 2022, Mr. Romanek has allowed the Company to defer a total of $662,961 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the year ended July 31, 2022 Mr. Halford earned $233,437.

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

As of July 31, 2022, convertible notes due to related parties was $200,000.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through July 31, 2022:

Risk free interest rate	2.22%
Expected term (years)	0
Expected volatility	851.23%
Expected dividends	0%

8.  NOTES PAYABLE

Notes payable consist of the following at:

	July 31, 2022	July 31, 2021
Note payable, unsecured, 12% interest, due March 30, 2023	25,000	-
Total Notes Payable	$25,000	$-

On March 30, 2022, the Company issued a $25,000 12% promissory note. The note is due on March 30, 2023.

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	July 31,	July 31,
	2022	2021

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2022.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2022.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $3,714 during the year ended July 31, 2022.

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2022.

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

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2022.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $10,968 during the year ended July 31, 2022.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through July 31, 2022:

Risk free interest rate	2.22%
Expected term (years)	0
Expected volatility	851.23%
Expected dividends	0%

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

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at July 31, 2022 and 2021:

	2022	2021
Deferred income tax assets:	$7,972,562	$7,668,776
Valuation allowance	(7,972,562)	(7,668,776)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2022 and 2021:

	2022	2020
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of July 31, 2022, the Company had net operating loss carryforwards of approximately $38,036,909 and net operating loss carryforwards expire in 2022 through 2030. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $7,972,562 generated for the year ended July 31, 2022 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of July 31, 2022 and 2021 the Company has no unrecognized uncertain tax positions, including interest and penalties.

12. STOCK WARRANTS

The following is a summary of warrant activity during the nine months ended July 31, 2022.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2021	815,379	$16.21
Warrants granted and assumed	3,000,000	.09
Warrants expired	(1,200,000)	-
Warrants canceled	(5,000)	(.05)
Warrants exercised	-	-
Balance outstanding and exercisable, July 31, 2022	2,610,379	$1.26

13. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of July 31, 2022 and 2021, the Company had 32,491,671 and 29,287,337 shares of common stock issued and outstanding, respectively.

As of July 31, 2022 and 2021, the Company had 226,000 and 218,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of July 31, 2022 and 2021, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of July 31, 2022 and 2021, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

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

As of July 31, 2022, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

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

Issuances of Common and Preferred Stock for the year ended July 31, 2022:

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

On June 24, 2021 the Company agreed to issue 59,500 shares of common stock per month for 6 months of services, ending on December 24, 2021. Per this agreement the Company agreed to issue 300,500 shares of common stock for services valued at $29,071 during the year ended July 31, 2022. As of July 31, 2022 the shares had not been issued and are included in stock payable.

On September 10, 2021 the Company issued 13,000 shares of the Company’s Series A Preferred stock for services valued at $396,500.

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

On February 2, 2022 the Company agreed to issue 4,000,000 shares of common stock for cash proceeds of $160,000. As of July 31, 2022 the shares had not been issued and are included in stock payable.

On February 10, 2022 the Company agreed to issue 60,000 shares of common stock for cash proceeds of $3,000. As of July 31, 2022 the shares had not been issued and are included in stock payable.

On February 10, 2022 the Company agreed to issue 60,000 shares of common stock for cash proceeds of $3,000. As of July 31, 2022 the shares had not been issued and are included in stock payable.

On February 10, 2022 the Company agreed to issue 150,000 shares of common stock for cash proceeds of $6,000. As of July 31, 2022 the shares had not been issued and are included in stock payable.

14. SUBSEQUENT EVENTS

On September 1, 2022 the Company issued 700,000 shares for services,

On November 10, 2022 the Company agreed to issue 1,700,000 shares for services. The shares have not yet been issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the fiscal year ended July 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022. Based on this assessment, management concluded that, as of July 31, 2022, the Company’s internal control over financial reporting was not effective based on those criteria.

To remediate our internal control weaknesses, management intends to implement the following measures when funds permit:

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

The additional hiring of accounting personnel and appointment of independent members of the Board is contingent upon the Company’s operational efforts and results and available funds to implement such measures. Management plans to hire additional personnel and staff its audit committee with at additional independent directors in the coming fiscal year but provides no assurances that it will be able to do so.

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

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

__________

(1)

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Parker Mitchell served as our Chief Executive Officer from December 11, 2020–April 2, 2021. An individual identifying himself as Jonathan Cross (who the Company believes was actually John Dankovich) was appointed as the Chief Financial Officer of the Company on August 24, 2021, and he was terminated as the Chief Financial Officer of the Company on November 2, 2021. Joshua Halford served as a director of the Company from February 17, 2021–November 2, 2021, and as COO of the Company from March 8, 2021-November 8, 2021.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2022 and 2021.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($) (2)		($)
Brandon Romanek	2022	177,527	–	–	–	-		177,527
CEO, CFO, President & Director (1)	2021	178,000	–	–	–	42,000	(2)	220,000

John Dankovich (3)	2022
Former CFO	2021	–	–	–	–	–		–

Parker Mitchell (4)	2022	–	–	–	–	–		–
Former CEO	2021	8,226	–	–	–	–		8,226

Joshua Halford (5)	2022	26,568	240,000	396,500	–	–		663,068
Former COO	2021	72,000	–	–	–	–		72,000

___________

(1)	Mr. Romanek was appointed as CEO, CFO, President, Treasurer, Secretary and a director of the Company on January 12, 2017.
(2)	The Company leased an office from Mr. Romanek for $1,500 per month.
(3)

An individual first identifying himself as Jonathan Cross, who the Company believes was actually the convicted felon, John Dankovich, was appointed as the Chief Financial Officer of the Company on August 24, 2021, and he was terminated as the Chief Financial Officer of the Company on November 2, 2021.

(4)	Mr. Mitchell served as CEO of the Company from December 11, 2020–April 2, 2021.
(5)	Mr. Halford served as the COO of the Company from March 8, 2021-November 8, 2021.

Director Compensation

No directors of the Company receive compensation for serving as a director of the Company (although Mr. Romanek and Mr. Halford, directors during the fiscal year ending July 31, 2022, received compensation for their services as officers of the Company).

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

During the year ending July 31, 2021, the Company accrued $187,748 due to Mr. Romanek related to this agreement, and during the year ending July 31, 2022, the Company accrued $177,527 due to Mr. Romanek related to this agreement. As of July 31, 2022, Mr. Romanek has allowed the Company to defer a total of $662,961 in compensation earned to date related to his employment agreements with the Company.

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

As of February 9, 2022, the Company had authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, with 3,000,000 shares of preferred stock designated as Series A Preferred Stock, 165,000 shares of preferred stock designated as Series B Preferred Stock, and 300 shares of preferred stock designated as Series C Preferred Stock. There were 34,146,149 shares of common stock, 226,000 shares of Series A Preferred Stock, 0 shares of Series B Preferred Stock, and 300 shares of Series C Preferred Stock outstanding as of November 11, 2022. Each share of Series A Preferred Stock is convertible into 100 shares of common stock, and each share entitles the holder thereof to 100 votes per share. Each share of Series B Preferred Stock is convertible one year following issuance at a variable conversion rate equal to the stated price of $1.00 divided by the prior day’s closing price of the Company’s common stock as quoted on the OTC Link, LLC, operated by OTC Markets Group, Inc. Each share of Series C Preferred Stock is convertible into at a variable conversion rate equal to 80% of the lowest volume-weighted average price of the Common Stock during the twenty (20) trading days immediately preceding, but not including, the date that a holder elects to convert the Series C Preferred Stock into common stock, and entitles the holder thereof to voting rights on an as-converted basis, subject to a 4.99% beneficial ownership limitation.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of November 11, 2022, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 11700 W Charleston Blvd. #73, Las Vegas, Nevada, 89135.

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

Advances from related parties consist of the following as of July 31, 2022 :

	Principal as of	Year ending July 31, 2022		Principal as of	Accrued interest balance As of
	July 31, 2021	Funds advanced	Funds repaid	July 31, 2022	July 31, 2022
B. Romanek, President and CEO	$25,920	$102,881	$(54,562)	$74,239	$1,345
Shareholder Relative of our President and CEO	70,393	-	-	70,393	15,462
TOTAL	$96,313	$102,881	$(54,562)	$144,632	$16,807

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

During the year ending July 31, 2022, the Company accrued $177,527 due to Mr. Romanek related to this agreement. As of July 31, 2022, Mr. Romanek has allowed the Company to defer a total of $662,961 in compensation earned to date related to his employment agreements.

On June 15, 2019, the Company entered into an employment agreement with Joshua Halford, a business development analyst for the Company, under the agreement Mr. Halford earns (i) $3,000 in compensation every other week, payable at the Company’s election in cash or in the form of common stock registered with the SEC on Form S-8 with a 50% bonus for stock issuances made in lieu of cash payments at the time of issuance (for example, if the Company filed a registration statement on Form S-8 in the future, the Company could elect to pay Mr. Halford the $3,000 biweekly payment by issuing Mr. Halford $4,500 of S-8 registered Company common stock at the then-current common stock price instead of making a $3,000 cash payment to Mr. Halford), and (ii) 10% sales commissions. On February 18, 2020 the employment agreement was amended to $1,000 in compensation every other week to be paid in cash. During the year ended July 31, 2022 Mr. Halford earned $233,437.

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ending July 31, 2022.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.

As of July 31, 2022, convertible notes due to related parties net of unamortized debt discounts of $0, was $200,000.

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

	Years Ended July 31,
Category	2022	2021
Audit Fees	$15,000	$19,500
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$15,000	$19,500

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

/s/ Brandon Romanek	November 22, 2022
Brandon Romanek, Chief Executive Officer & President	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brandon Romanek	November 22, 2022
Brandon Romanek, Director	Date

