Form 10-Q
period 2022-10-31
THC Therapeutics, Inc.
filed 2022-12-22
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of December 9, 2022, the Company had 34,146,149 shares of common stock outstanding.

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2022	July 31, 2022
Current assets
Cash	$3,561	$32
Prepaid expenses	39,005	40,656
Other current assets	995	25
Total current assets	43,561	40,713

Physical silver assets	-	152,785
Fixed assets, net	-	-
Intangible assets, net	13,052	13,403

Total assets	56,613	206,901

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,663,470	$1,580,689
Accrued expenses - related party	2,446	16,807
Advances from related parties	99,252	144,632
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable- related party	130,761	200,000
Derivative liability	2,682,645	673,712
Total current liabilities	5,179,602	3,216,868

Total liabilities	5,179,602	3,216,868

Commitments and Contingencies (See note 10)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 226,300 and 226,300 series A and B and C shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	-	-
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 226,000 and 226,000 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	226	226
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 300 and 300 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 34,146,149 and 33,891,671 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	32,746	32,492

Stock payable	622,278	622,278
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,194,972	41,173,946
Accumulated deficit	(40,171,211)	(38,036,909)
Total stockholders' deficit	(5,222,989)	(3,109,967)

Total liabilities and stockholders' deficit	$56,613	$206,901

 The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	October 31, 2022	October 31, 2021

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	31,552	35,458
Consulting fees	21,280	44,429
Salaries and wages	46,937	79,204
General and administrative	7,793	62,464
Total operating expenses	107,562	221,555

Loss from operations	(107,562)	(221,555)

Other income (expense)
Loss on derivative liability	(2,008,933)	(223,694)
Gain settlement of debt	2,310	-
Interest expense	(20,117)	(41,188)
Total other income (expense)	(2,026,740)	(264,882)

Net loss	$(2,134,302)	$(486,437)

Basic loss per common share	$(0.06)	$(0.02)

Basic weighted average common shares outstanding	32,865,868	32,283,514

 The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2022	226,000	226	-	-	300	-	32,491,671	32,492	41,173,946	622,278	(6,902,000)	(38,036,909)	(3,109,967)
Shares issued for services	-	-	-	-	-	-	700,000	700	20,580	-	-	-	21,280
Shares cancelled	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,134,302)	(2,134,302)
Balance, October 31, 2022	226,000	226	-	-	300	-	32,746,149	32,746	41,194,972	622,278	(6,902,000)	(40,171,211)	(5,222,989)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2021	218,000	218	-	-	300	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	213,967	(217,500)	-	-	-
Shares and warrants issued for services	-	-	-	-	-	-	116,500	117	20,581	14,731	-	-	35,429
Net loss	-	-	-	-	-	-	-	-	-	-	-	(486,437)	(486,437)
Balance, October 31, 2021	213,000	213	-	-	300	-	33,437,171	33,437	40,488,310	456,123	(6,902,000)	(37,004,417)	(2,928,334)

  The accompanying notes are an integral part of these financial statements.

 THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Three Months Ended
	October 31, 2022	October 31, 2021
Cash Flows from Operating Activities
Net loss	$(2,134,302)	$(486,437)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	2,008,933	223,694
Amortization of debt discount	-	14,682
Stock based compensation	21,280	35,429
Gain on settlement of debt	(2,310)	-
Depreciation and amortization	351	4,126
Changes in operating assets and liabilities
Increase (decrease) in prepaid assets	1,651	(4,527)
Increase (decrease) in other current assets	(970)	-
Increase (decrease) in accounts payable	82,781	8,832
Increase (decrease) in accounts payable related party	1,101	45,518
Net cash used in operating activities	(21,485)	(158,683)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	33,451	13,723
Payments on related party advances	(8,437)	(26,031)
Net cash provided by financing activities	25,014	(12,308)

Net decrease in Cash	3,529	(170,991)

Beginning cash balance	32	296,130

Ending cash balance	$3,561	$125,139

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-
Supplemental schedule of noncash financing activities
Silver used to settle debt	$152,785	$-

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

Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of October 31, 2022, the Company had $3,561 cash on hand. At October 31, 2022 the Company has an accumulated deficit of $40,171,211. For the three months ended October 31, 2022 the Company had a net loss of $2,134,302, and net cash used in operations of $21,485. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $3,561 and $in cash and no cash equivalents as of October 31, 2022 and July 31, 2022, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of October 31, 2022, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$2,682,645	$2,682,645

As of October 31, 2022, the Company’s stock price was $0.0579, risk-free discount rate of 3.73% and volatility of 877.34%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended October 31, 2022:

Amount
Balance July 31, 2022	$673,712
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	2,008,933
Balance October 31, 2022	$2,682,645

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$673,712	$673,712

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ending October 31, 2022 and 2021 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $842 and $1,800 during the three months ended October 31, 2022 and 2021, respectively.

4. PHYSICAL SILVER ASSETS

During the year ending July 31, 2021, the Company purchased silver bars and coins for $152,785. We determine the fair value of our silver on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is its principal market for silver (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our silver assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of silver quoted on the active exchange since acquiring the silver. If the then current carrying value of a silver exceeds the fair value so determined, an impairment loss has occurred with respect to those silver assets in the amount equal to the difference between their carrying values and the price determined. On August 11, 2022 the Company transferred ownership of the silver assets to settle $70,393 in advances from related parties, $69,239 in convertible notes payable – related party, and $15,463 in accrued interest. Additionally, the Company recorded a gain on settlement of debt of $2,310.

5. FIXED ASSETS

Fixed assets consist of the following as of October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(87,632)	(87,632)
Fixed assets, net	$-	$-

Depreciation expense for the three months ended October 31, 2022 and 2021, was $0 and $3,016, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(23,020)	(22,669)
Intangible assets, net	$13,052	$13,403

Amortization expense for the three months ended October 31, 2022 and 2021, was $351 and $1,110 respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 5% annually. On August 11, 2022 the Company settled advances of $70,393 and related interest of $15,462 owed to Harvey Romanek with the transfer of ownership of all physical silver assets.

Advances from related parties consist of the following as of October 31, 2022:

	Principal as of	Three months ending October 31, 2022		Principal as of	Accrued interest balance As of
	July 31, 2022	Funds advanced	Funds repaid	October 31, 2022	October 31, 2022
B. Romanek, President and CEO	$74,239	$33,451	$(8,438)	$99,252	$2,446
Shareholder Relative of our President and CEO	70,393	-	(70,393)	-	-
TOTAL	$144,632	$33,451	$(78,831)	$99,252	$2,446

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

During the three months ending October 31, 2022, the Company accrued $46,937 due to Mr. Romanek related to this agreement. As of October 31, 2022, Mr. Romanek has allowed the Company to defer a total of $686,683 in compensation earned to date related to his employment agreements.

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

On August 11, 2022 the Company settled $69,239 of the loan with the transfer of all physical silver assets. As of October 31, 2022 the balance of the note was $130,761.

As of October 31, 2022, convertible notes due to related parties was $130,761.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through October 31, 2022:

Risk free interest rate	3.73%
Expected term (years)	0
Expected volatility	877.34%
Expected dividends	0%

8. NOTES PAYABLE

Notes payable consist of the following at:

	October 31, 2022	July 31, 2022
Note payable, unsecured, 12% interest, due March 30, 2023	25,000	25,000
Total Notes Payable	$25,000	$25,000

On March 30, 2022, the Company issued a $25,000 12% promissory note. The note is due on March 30, 2023.

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	October 31,	July 31,
	2022	2022

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2022.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model.

During the year ended July 31, 2022 the Company entered into a settlement and mutual release agreement to remove the conversion feature from the note. Additionally, the derivative liability balance of $121,301 was written off to gain on derivative liability.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2022.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2022.

Further, the Company recognized a derivative liability of $192,236 and an initial loss of $64,236 based on the Black-Scholes pricing model.

	147,360	147,360
Unamortized debt discount	-	-
Total, net of unamortized discount	147,360	147,360

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2022.

Further, the Company recognized a derivative liability of $1,500 and an initial loss of $1,500 based on the Black-Scholes pricing model.

	3,000	3,000
Unamortized debt discount	-	-
Total, net of unamortized discount	3,000	3,000

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

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2022.

Further, the Company recognized a derivative liability of $64,888 based on the Black-Scholes pricing model.

	75,000	75,000
Unamortized debt discount	-	-
Total, net of unamortized discount	75,000	75,000

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the three months ended October 31, 2022.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $134,237 based on the Black-Scholes pricing model.

	133,560	133,560
Unamortized debt discount	(-)	-
Total, net of unamortized discount	133,560	133,560
Total notes payable, net of unamortized discount	$576,028	$576,028

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through October 31, 2022:

Risk free interest rate	3.73%
Expected term (years)	0
Expected volatility	877.34%
Expected dividends	0%

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

11. STOCK WARRANTS

The following is a summary of warrant activity during the three months ended October 31, 2022.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2022	2,610,379	$1.26
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, October 31, 2022	2,610,379	$1.26

12. SHAREHOLDERS’ DEFICIT

Overview

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of October 31, 2022 and July 31, 2022, the Company had 32,746,149 and 32,491,671 shares of common stock issued and outstanding, respectively.

As of October 31, 2022 and July 31, 2022, the Company had 226,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of October 31, 2022 and July 31, 2022, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of October 31, 2022 and July 31, 2022, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

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

As of October 31, 2022, all shares of Series B Preferred Stock eligible for mandatory conversion have been converted into common stock.

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

Issuances of Common and Preferred Stock for the three months ended October 31, 2022:

On September 1, 2022 the Company issued 700,000 shares of common stock for services valued at $21,280.

On October 14, 2022 the Company cancelled 445,522 shares of common stock pursuant to a legal order.

13. SUBSEQUENT EVENTS

On November 10, 2022 the Company agreed to issue 1,000,000 shares for services, including the installation of a new CEO. The shares have not yet been issued and the employment of the new CEO has not yet been executed.

On November 29, 2022 the Company agreed to issued 2,000,000 shares of common stock and 1,000,000 warrants to purchase common stock at $0.25 per share for cash proceeds of $100,000. The shares have not yet been issued.

On December 12, 2022 the Company agreed to issued 500,000 shares of common stock and 600,000 warrants to purchase common stock at $0.25 per share for services. The shares have not yet been issued.

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

Employees

As of October 31, 2022, the Company had one employee.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended October 31, 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $40,171,211 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended October 31, 2022 and 2021:

Our operating results for the three months ended October 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	October 31,		Change
	2022	2021	Amount	Percentage
Operating loss	$(107,562)	$(221,555)	$113,993	(51%)
Other expense	$(2,026,740)	$(264,822)	$(1,761,858)	665%
Net loss	$(2,134,302)	$(486,437)	$(1,647,865)	339%

Revenues

We did not earn any revenues during the three months ending October 31, 2022 and 2021, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $107,562 during the three months ending October 31, 2022, from an operating loss of $221,555 in the comparative period ending October 31, 2021. The following table presents operating expenses for the three-month periods ending October 31, 2022 and 2021:

	Three months ended
	October 31,		Change
	2022	2021	Amount	Percentage
Professional fees	$31,552	$35,458	$(3,906)	(11%)
Consulting fees	21,280	44,429	(23,149)	(52%)
Salaries and wages	46,937	79,204	(32,267)	(41%)
General and administrative expenses	7,793	62,464	(54,671)	(88%)
Total operating expenses	$107,562	$221,555	$(113,993)	(51%)

We realized a decrease of $23,149 in consulting fees during the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting services. We realized a decrease of $32,267 in salaries and wages expenses during the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, due to salaries due to the resignation of our COO. We realized a decrease of $54,671 in general and administrative expenses during the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, primarily due to a decrease in travel and rent costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended October 31, 2022 and 2021:

	Three months ended
	October 31,		Change
	2022	2021	Amount	Percentage
Gain/(loss) on change in derivative liability	$(2,008,933)	$(223,694)	$(1,785,239)	798%
Gain on settlement of debt	2,310	-	2,310	100%
Interest Expense	(20,117)	(41,188)	21,071	(51%)
Total other income (expense)	$(2,026,740)	$(264,882)	$(1,761,858)	665%

Loss on change in derivative liability increased by $1,785,239 during the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Gain on settlement of debt increased by $2,310 during the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, due to related party debt settled with physical silver assets. Interest expense decreased by $21,071 during the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, due to related party debt settled with physical silver assets.

Net loss

Net loss increased to $2,134,302 during the three months ended October 31, 2022, from a net loss of $486,437 in the same period in the prior fiscal year due to the factors discussed above.

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

Working Capital

The following table presents our working capital position as of October 31, 2022, and July 31, 2022:

	October 31,	July 31,
	2022	2022
Cash and cash equivalents	$3,561	$32
Prepaid expenses	39,005	40,656
Current assets	$43,561	$40,713
Current liabilities	5,179,602	3,216,868
Working capital	$(5,136,041)	$(3,176,155)

The change in working capital during the three months ended October 31, 2022, was primarily due to an increase in current liabilities due to an increase in derivative liabilities as well as an increase in accounts payable. Current assets also increased primarily due to borrowing from related parties.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the three months ended October 31, 2022 and 2021:

	Three months ended
	October 31,
	2022	2021
Cash Flows Used in Operating Activities	$(21,485)	$(158,683)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	25,014	(12,308)
Net increase (decrease) in Cash During Period	$3,529	$(170,991)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended October 31, 2022.

For the three months ended October 31, 2022, net cash flows used in operating activities consisted of a net loss of $2,134,302, reduced by depreciation of $351, loss on change in derivative liabilities of $2,008,933, stock-based compensation of $21,280, and a net decrease in change of operating assets and liabilities of $84,563, offset by a gain on settlement of debt of $2,310. For the three months ended October 31, 2021, net cash flows used in operating activities consisted of a net loss of $486,437, reduced by depreciation of $4,126, amortization of debt discounts of $14,682, loss on change in derivative liabilities of $223,694, stock-based compensation of $35,429, y and a net decrease in change of operating assets and liabilities of $49,823.

Cash Flows from Investing Activities

For the three months ended October 31, 2022 and 2021, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the three months ended October 31, 2022, we received $33,451 from advances from related parties, and used $8,437 for net repayments on related party advances. For the three months ended October 31, 2021, we received $13,723 from advances from related parties, and used $26,031 for net repayments on related party advances.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company intends to vigorously defend the action, and on or about May 31, 2022, removed the case to United States District Court for the District of Utah (case no. 2:22-cv-00367-DAO). The Company subsequently filed a motion to stay arbitration as demanded by Iliad and filed an Answer and Counterclaim against Iliad.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 1, 2022, the Company issued 700,000 shares of common stock to a third-party consultant for marketing and investor relations services valued at $21,280. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

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

10.6	Amended Employment Agreement with Brandon Romanek February 1, 2019 (incorporated by reference to Form 10/A filed on August 22, 2019, File No. 000-55994; Exhibit 10.4 thereto)

10.7	Employment Agreement with Joshua Halford dated June 15, 2019 (incorporated by reference to Registration Statement on Form 10/A filed on July 8, 2019; File No. 000-55994; Exhibit 10.5 thereto)

21	Subsidiaries (incorporated by reference to Registration Statement on Form 10 filed on October 19, 2018; File No. 000-55994; Exhibit 21 thereto)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

THC THERAPEUTICS, INC.

Date: December 22, 2022	By:	/s/ Brandon Romanek
Brandon Romanek
President

