Form 10-Q
period 2023-01-31
THC Therapeutics, Inc.
filed 2024-01-08
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of December 22, 2023, the Company had 34,206,149 shares of common stock outstanding.

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	January 31, 2023	July 31, 2022
Current assets
Cash	$8,835	$32
Prepaid expenses	1,494	40,656
Inventory	-	25
Total current assets	10,329	40,713

Physical silver assets	-	152,785
Intangible assets, net	12,701	13,403

Total assets	23,030	206,901

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,789,677	$1,580,689
Accrued expenses - related party	3,515	16,807
Advances from related parties	66,248	144,632
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable- related party	130,761	200,000
Derivative liability	703,048	673,712
Total current liabilities	3,294,277	3,216,868

Total liabilities	3,294,277	3,216,868

Commitments and Contingencies (See note 8)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 226,300 and 226,300 series A and B and C shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 226,000 and 226,000 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	226	226
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 300 and 300 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 34,146,149 and 33,891,671 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	32,746	32,492

Stock payable	752,228	622,278
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,230,912	41,173,946
Accumulated deficit	(38,485,359)	(38,036,909)
Total stockholders' deficit	(3,371,247)	(3,109,967)

Total liabilities and stockholders' deficit	$23,030	$206,901

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	102,825	82,853	134,377	118,311
Consulting fees	65,890	443,286	87,170	487,715
Salaries and wages	46,938	289,239	93,875	368,443
General and administrative	58,026	52,697	65,819	115,161
Total operating expenses	273,679	868,075	381,241	1,089,630

Loss from operations	(273,679)	(868,075)	(381,241)	(1,089,630)

Other income (expense)
Gain (loss) on derivative liability	1,979,597	145,143	(29,336)	(78,551)
Gain on settlement of debt	-	-	2,310	-
Interest expense	(20,066)	(29,528)	(40,183)	(70,716)
Total other income (expense)	1,959,531	115,615	(67,209)	(149,267)

Net income (loss)	$1,685,852	$(752,460)	$(448,450)	$(1,238,897)

Basic loss per common share	$0.05	$(0.02)	$(0.01)	$(0.04)

Basic weighted average common shares outstanding	32,746,149	35,685,938	32,806,009	33,984,731

 The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2022	226,000	226	-	-	300	-	32,491,671	32,492	41,173,946	622,278	(6,902,000)	(38,036,909)	(3,109,967)
Shares issued for services	-	-	-	-	-	-	700,000	700	20,580	-	-	-	21,280
Shares cancelled	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,134,302)	(2,134,302)
Balance, October 31, 2022	226,000	226	-	-	300	-	32,746,149	32,746	41,194,972	622,278	(6,902,000)	(40,171,211)	(5,222,989)
Shares issued for cash	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Shares and warrants issued for services	-	-	-	-	-	-	-	-	35,940	29,950	-	-	65,890
Net loss	-	-	-	-	-	-	-	-	-	-	-	1,685,852	1,685,852
Balance, January 31, 2023	226,000	226	-	-	300	-	32,746,149	32,746	41,230,912	752,228	(6,902,000)	(38,485,359)	(3,371,247)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2021	218,000	218	-	-	300	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	213,967	(217,500)	-	-	-
Shares and warrants issued for services	-	-	-	-	-	-	116,500	117	20,581	14,731	-	-	35,429
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance, October 31, 2021	213,000	213	-	-	300	-	33,437,171	33,437	40,488,310	456,123	(6,902,000)	(36,517,980)	(2,441,897)
Shares issued for cash	-	-	-	-	-	-	-	-	(25,000)	160,000	-	-	135,000
Shares and warrants issued for services	-	-	-	-	-	-	469,500	470	410,234	(6,085)	-	-	404,619
Shares cancelled	-	-	-	-	-	-	(15,000)	(15)	15	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,400,000)	(1,400)	(96,100)	5,000	-	-	(92,500)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(752,460)	(752,460)
Balance, January 31, 2022	213,000	213	-	-	300	-	32,491,671	32,492	40,777,459	615,038	(6,902,000)	(37,270,440)	(2,747,238)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended
	January 31, 2023	January 31, 2022
Cash Flows from Operating Activities
Net loss	$(448,450)	$(1,238,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	29,336	78,551
Amortization of debt discount	-	14,682
Stock based compensation	87,170	440,048
Gain on settlement of debt	(2,310)	-
Depreciation and amortization	702	8,195
Changes in operating assets and liabilities
Increase (decrease) in inventory	25	-
Increase (decrease) in prepaid assets	39,162	(10,090)
Increase (decrease) in accounts payable	208,988	327,094
Increase (decrease) in accounts payable related party	2,170	83,460
Net cash used in operating activities	(83,207)	(296,957)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	35,960	13,723
Payments on related party advances	(43,950)	(30,181)
Proceeds from sale of common stock	100,000	135,000
Repurchase of common stock	-	(92,500)
Net cash provided by financing activities	92,010	26,042

Net decrease in Cash	8,803	(270,915)

Beginning cash balance	32	296,130

Ending cash balance	$8,835	$25,215

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-
Supplemental schedule of noncash financing activities
Silver used to settle debt	$152,785	$-

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of January 31, 2023, the Company had $8,835 cash on hand. At January 31, 2023 the Company has an accumulated deficit of $38,485,359. For the six  months ended January 31, 2023,  the Company had a net loss of $448,450, and net cash used in operations of $83,232. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $8,835 and $32 in cash and no cash equivalents as of January 31, 2023 and July 31, 2022, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of January 31, 2023, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$703,048	$703,048

As of January 31, 2023, the Company’s stock price was $0.032, risk-free discount rate of 4.58% and volatility of 935.03%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the six months ended January 31, 2023:

Amount
Balance July 31, 2022	$673,712
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	29,336
Balance January 31, 2023	$703,048

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$673,712	$673,712

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ending January 31, 2023 and 2022 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $343 and $2,228 during the six months ended January 31, 2023 and 2022, respectively.

4. PHYSICAL SILVER ASSETS

During the year ending July 31, 2021, the Company purchased silver bars and coins for $152,785. We determine the fair value of our silver on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is its principal market for silver (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our silver assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of silver quoted on the active exchange since acquiring the silver. If the then current carrying value of a silver exceeds the fair value so determined, an impairment loss has occurred with respect to those silver assets in the amount equal to the difference between their carrying values and the price determined. On August 11, 2022 the Company transferred ownership of the silver assets to settle $70,393 in advances from related parties, $69,239 in convertible notes payable – related party, and 15,463 in accrued interest. Additionally, the Company recorded a gain on settlement of debt of $2,310.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(23,371)	(22,669)
Intangible assets, net	$12,701	$13,403

Amortization expense for the six months ended January 31, 2023 and 2022, was $702 and $2,163 respectively.

6. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten  days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of January 31, 2023:

	Principal as of	Six months ending January 31, 2023		Principal as of	Accrued interest balance As of
	July 31, 2022	Funds advanced	Funds repaid	January 31, 2023	January 31, 2023
B. Romanek, President and CEO	$74,239	$35,959	$(43,951)	$66,248	$3,515
Shareholder Relative of our President and CEO	70,393	-	(70,393)	-	-
TOTAL	$144,632	$35,959	$(114,345)	$66,248	$3,515

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

During the six months ending January 31, 2023, the Company accrued $93,875 due to Mr. Romanek related to this agreement. As of January 31, 2023, Mr. Romanek has allowed the Company to defer a total of $733,621 in compensation earned to date related to his employment agreements.

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

The Company recorded a debt discount in the amount of 200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.

On August 11, 2022 the Company settled $69,239 of the loan with the transfer of all physical silver assets. As of January 31, 2023, the balance of the note was $130,761.

Expected dividends	0%

7. CONVERTIBLE NOTES PAYABLE

 Convertible Notes Payable at consists of the following:

	January 31,	July 31,
	2023	2022

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2023.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2023.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2023.

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2023.

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

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2023.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the six months ended January 31, 2023.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $134,237 based on the Black-Scholes pricing model.

	133,560	133,560
Unamortized debt discount	(-)	-
Total, net of unamortized discount	133,560	133,560
Total notes payable, net of unamortized discount	$576,028	$576,028

8. COMMITMENTS AND CONTINGENCIES

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

9. STOCK WARRANTS

The following is a summary of warrant activity during the six months ended January 31, 2023.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2022	2,610,379	$1.26
Warrants granted and assumed	1,600,000	$0.25
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, January 31, 2023	4,210,379	$1.26

On October 14, 2022 the Company issued 2,000,000 shares of common stock and 1,000,000 one-year warrants exercisable at $0.25 per shares for $100,000. As of the date of filing the shares have been not been issued and were recorded to stock payable.

On December 12, 2022, the Company entered into an agreement whereas the Company agreed to issue 5000,000 shares of common stock and 600,000 one-year warrants exercisable at $0.25 per shares for services valued at $65,890. As of the date of filing the shares have been not been issued and were recorded to stock payable.

10. SHAREHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

As of January 31, 2023 and July 31, 2022, the Company had 32,746,149 and 32,491,671 shares of common stock issued and outstanding, respectively.

As of January 31, 2023 and July 31, 2022, the Company had 226,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of January 31, 2023 and July 31, 2022, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of January 31, 2023 and July 31, 2022, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

On September 1, 2022 the Company issued 700,000 shares of common stock for services valued at $21,280.

On October 14, 2022 the Company cancelled 445,522 shares of common stock pursuant to a legal order.

On October 14, 2022 the Company issued 2,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.25 per shares for $100,000. As of the date of filing the shares have been not been issued and were recorded to stock payable.

On December 12, 2022, the Company entered into an agreement whereas the Company agreed to issue 5000,000 shares of common stock and 600,000 one-year warrants exercisable at $0.25 per shares for services valued at $65,890. As of the date of filing the shares have been not been issued and were recorded to stock payable.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2023 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Wellness Operations

THC Therapeutics is focused on the wellness industry, with plans to develop a patented herb dryer.

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

Employees

As of January 31, 2023, the Company has 1 employee

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended January 31, 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $38,485,359 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended January 31, 2023 and 2022:

Our operating results for the three months ended January 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	January 31,		Change
	2023	2022	Amount	Percentage
Operating loss	$(273,679)	$(878,075)	$594,396	(68)%
Other income	$1,959,531	$115,615	$1,843,916	1,595%
Net income (loss)	$1,685,852	$(752,460)	$2,438,312	(324)%

Revenues

We did not earn any revenues during the three months ending January 31, 2023 and 2022, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $273,679 during the three months ending January 31, 2023, from an operating loss of $868,075 in the comparative period ending January 31, 2022. The following table presents operating expenses for the three-month periods ending January 31, 2023 and 2022:

	Three months ended
	January 31,		Change
	2023	2022	Amount	Percentage
Professional fees	$102,825	$82,853	$19,972	24%
Consulting fees	65,890	443,286	(377,396)	(85)%
Salaries and wages	46,938	289,239	(242,301)	(84)%
General and administrative expenses	58,026	52,697	5,329	10%
Total operating expenses	$273,679	$868,075	$(594,396)	(68)%

We realized a decrease of $377,396 in consulting fees during the three months ended January 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting services. We realized a decrease of $242,301 in salaries and wages expenses during the three months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to salaries due to the resignation of our COO. We realized a decrease of $5,329 in general and administrative expenses during the three months ended January 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in travel and rent costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended January 31, 2023 and 2022:

	Three months ended
	January 31,		Change
	2023	2022	Amount	Percentage
Gain/(loss) on change in derivative liability	$1,979,597	$145,143	$1,834,454	1,264%
Interest Expense	(20,066)	(29,528)	9,462	(32)%
Total other income (expense)	$1,959,531	$115,615	$1,843,916	1,595%

Gain on change in derivative liability increased by $1,834,454 during the three months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $9,462 during the three months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to related party debt settled with physical silver assets.

Net loss

Net income increased to $1,685,852 during the three months ended January 31, 2023, from a net income of $115,615 in the same period in the prior fiscal year due to the factors discussed above.

For the Six Months Ended January 31, 2023 and 2022:

Our operating results for the six months ended January 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	January 31,		Change
	2023	2022	Amount	Percentage
Operating loss	$(381,241)	$(1,089,630)	$708,389	(65)%
Other expense	$(67,209)	$(149,267)	$82,058	(122)%
Net loss	$(448,450)	$(1,238,897)	$790,447	(176)%

Revenues

We did not earn any revenues during the six months ending January 31, 2023 and 2022, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $381,241 during the six months ending January 31, 2023, from an operating loss of $1,089,630 in the comparative period ending January 31, 2022. The following table presents operating expenses for the six-month periods ending January 31, 2023 and 2022:

	Six months ended
	January 31,		Change
	2023	2022	Amount	Percentage
Professional fees	$134,377	$118,311	$16,066	14%
Consulting fees	87,170	487,715	(400,545)	(82)%
Salaries and wages	93,875	368,443	(274,568)	(75)%
General and administrative expenses	65,819	115,161	(49,342)	(43)%
Total operating expenses	$381,241	$1,089,630	$(708,389)	(65)%

We realized a decrease of $400,545 in consulting fees during the six months ended January 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting services. We realized a decrease of $274,568 in salaries and wages expenses during the six months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to the resignation of our COO. We realized a decrease of $49,342 in general and administrative expenses during the six months ended January 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in travel and rent costs.

Other Income (Expense)

The following table presents other income and expenses for the six months ended January 31, 2023 and 2022:

	Six months ended
	January 31,		Change
	2023	2022	Amount	Percentage
Gain/(loss) on change in derivative liability	$(29,336)	$(78,551)	$49,215	(63)%
Gain on settlement of debt	2,310	-	2,310	100%
Interest Expense	(40,183)	(70,716)	30,533	(76)%
Total other income (expense)	$(67,209)	$(149,267)	$82,058	(55)%

Loss on change in derivative liability decreased by $49,215 during the six months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $30,533 during the six months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to a reduction in debt.

Net loss

Net loss decreased to $448,450 during the six months ended January 31, 2023, from a net loss of $1,238,897 in the same period in the prior fiscal year due to the factors discussed above.

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

Working Capital

The following table presents our working capital position as of January 31, 2023, and July 31, 2022:

	January 31,	July 31,
	2023	2022
Cash and cash equivalents	$8,835	$32
Prepaid expenses	1,494	40,656
Current assets	$10,329	$40,713
Current liabilities	3,294,277	3,216,868
Working capital deficit	$(3,283,948)	$(3,176,155)

The change in working capital during the six months ended January 31, 2023, was primarily due to an increase in current liabilities due to an increase in derivative liabilities as well as an increase in accounts payable. Current assets also increased primarily due to borrowing from related parties.

Cash Flow

We fund our operations with cash received from advances from officers and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the three months ended January 31, 2023 and 2022:

	Six months ended
	January 31,
	2023	2022
Cash Flows Used in Operating Activities	$(83,207)	$(296,957)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	92,010	26,042
Net increase (decrease) in Cash During Period	$8,803	$(270,915)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended January 31, 2023.

For the six months ended January 31, 2023, net cash flows used in operating activities consisted of a net loss of $448,450, increased by depreciation of $702, loss on change in derivative liabilities of $29,336, stock-based compensation of $87,170, and a net decrease in change of operating assets and liabilities of $250,345, offset by a gain on settlement of debt of $2,310. For the six months ended January 31, 2022, net cash flows used in operating activities consisted of a net loss of $1,238,897, increased by depreciation of $8,195, amortization of debt discounts of $14,682, loss on change in derivative liabilities of $78,551, stock-based compensation of $440,048, and a net decrease in change of operating assets and liabilities of $400,464.

Cash Flows from Investing Activities

For the six months ended January 31, 2023 and 2022, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the six months ended January 31, 2023, we received $35,960 from advances from related parties, $100,000 from the sale of common stock, and used $43,950 for net repayments on related party advances. For the six months ended January 31, 2022, we received $13,723 from advances from related parties, $135,000 from the sale of common stock, and used $30,181 and $92,500 for net repayments on related party advances and repurchase of common stock respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company intends to vigorously defend the action, and on or about May 31, 2022, removed the case to United States District Court for the District of Utah (case no. 2:22-cv-00367-DAO). The Company subsequently filed a motion to stay arbitration as demanded by Iliad and filed an Answer and Counterclaim against Iliad. The case was later remanded back to Utah state court, and the judge ordered the matter to be arbitrated. In 2023, the parties agreed to have Paul Moxley arbitrate the dispute. In the arbitration, the Company is both defending against Iliad’s claims and pursuing counterclaims against Iliad. The matter was previously scheduled for trial in February 2024, but the parties are in the process of identifying new 2024 trial dates. The Company also filed a renewed motion to stay arbitration, which is pending in Utah state court.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 1, 2022 the Company issued 700,000 shares of common stock for services valued at $21,280.

On October 14, 2022 the Company cancelled 445,522 shares of common stock pursuant to a legal order.

On October 14, 2022 the Company issued 2,000,000 shares of common stock and 1,000,000 warrants exercisable at $0.25 per shares for $100,000. As of the date of filing the shares have been not been issued and were recorded to stock payable.

On December 12, 2022, the Company entered into an agreement whearas the Company agreed to issue 5000,000 shares of common stock and 600,000 one-year warrants exercisable at $0.25 per shares for services valued at $65,890. As of the date of filing the shares have been not been issued and were recorded to stock payable.

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

31.1*

Certification of Principal Executive Officer and Principal Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

THC THERAPEUTICS, INC.

Date: January 8, 2024	By:	/s/ Scott Cox
Scott Cox
Interim Chief Executive Officer

