Form 10-Q
period 2023-04-30
THC Therapeutics, Inc.
filed 2024-01-09
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2023	July 31, 2022
Current assets
Cash	$15	$32
Prepaid expenses	970	40,656
Inventory	-	25
Total current assets	985	40,713

Physical silver assets	-	152,785
Intangible assets, net	12,361	13,403

Total assets	13,346	206,901

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,863,069	$1,580,689
Accrued expenses - related party	4,330	16,807
Advances from related parties	59,606	144,632
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable- related party	130,761	200,000
Derivative liability	531,444	673,712
Total current liabilities	3,190,238	3,216,868

Total liabilities	3,190,238	3,216,868

Commitments and Contingencies (See note 10)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 226,300 and 226,300 series A and B and C shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 226,000 and 226,000 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	226	226
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 300 and 300 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 34,146,149 and 33,891,671 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	32,746	32,492
Stock payable	752,228	622,278
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,230,912	41,173,946
Accumulated deficit	(38,391,004)	(38,036,909)
Total stockholders' deficit	(3,276,892)	(3,109,967)

Total liabilities and stockholders' deficit	$13,346	$206,901

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	7,159	43,148	141,536	161,459
Consulting fees	500	-	87,670	487,715
Salaries and wages	46,937	46,937	140,812	415,380
General and administrative	3,424	33,444	69,243	148,605
Total operating expenses	58,020	123,529	439,261	1,213,159

Loss from operations	(58,020)	(123,529)	(439,261)	(1,213,159)

Other income (expense)
Gain (loss) on derivative liability	171,604	(467,005)	142,268	(545,556)
Gain on settlement of debt	-	-	2,310	-
Interest expense	(19,229)	(41,744)	(59,412)	(112,460)
Total other income (expense)	152,375	(508,749)	85,166	(658,016)

Net income (loss)	$94,355	$(632,278)	$(354,095)	$(1,871,175)

Basic loss per common share	$0.00	$(0.02)	$(0.01)	$(0.06)

Basic weighted average common shares outstanding	32,746,149	32,491,671	32,746,149	33,497,983

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2022	226,000	226	-	-	300	-	32,491,671	32,492	41,173,946	622,278	(6,902,000)	(38,036,909)	(3,109,967)
Shares issued for services	-	-	-	-	-	-	700,000	700	20,580	-	-	-	21,280
Shares cancelled	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,134,302)	(2,134,302)
Balance, October 31, 2022	226,000	226	-	-	300	-	32,746,149	32,746	41,194,972	622,278	(6,902,000)	(40,171,211)	(5,222,989)
Shares issued for cash	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Shares and warrants issued for services	-	-	-	-	-	-	-	-	35,940	29,950	-	-	65,890
Net loss	-	-	-	-	-	-	-	-	-	-	-	1,685,852	1,685,852
Balance, January 31, 2023	226,000	226	-	-	300	-	32,746,149	32,746	41,230,912	752,228	(6,902,000)	(38,485,359)	(3,371,247)
Net loss	-	-	-	-	-	-	-	-	-	-	-	94,355	94,355
Balance, April 30, 2023	226,000	226	-	-	300	-	32,746,149	32,746	41,230,912	752,228	(6,902,000)	(38,391,004)	(3,276,892)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2021	218,000	218	-	-	300	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	213,967	(217,500)	-	-	-
Shares and warrants issued for services	-	-	-	-	-	-	116,500	117	20,581	14,731	-	-	35,429
Net loss	-	-	-	-	-	-	-	-	-	-	-	(486,437)	(486,437)
Balance, October 31, 2021	213,000	213	-	-	300	-	33,437,171	33,437	40,488,310	456,123	(6,902,000)	(37,004,417)	(2,928,334)
Shares issued for cash	-	-	-	-	-	-	-	-	(25,000)	160,000	-	-	135,000
Shares and warrants issued for services	-	-	-	-	-	-	469,500	470	410,234	(6,085)	-	-	404,619
Shares cancelled	-	-	-	-	-	-	(15,000)	(15)	15	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,400,000)	(1,400)	(96,100)	5,000	-	-	(92,500)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(752,460)	(752,460)
Balance, January 31, 2022	213,000	213	-	-	300	-	32,491,671	32,492	40,777,459	615,038	(6,902,000)	(37,756,877)	(3,233,675)
Shares issued for cash	-	-	-	-	-	-	-	-	-	12,000	-	-	12,000
Shares cancelled	-	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	-	-	(5,000)	-	-	(5,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(632,278)	(632,278)
Balance, April 30, 2022	213,000	213	-	-	300	-	32,491,671	32,492	40,777,459	622,038	(6,902,000)	(38,389,155)	(3,858,953)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Nine Months Ended
	April 30, 2023	April 30, 2022
Cash Flows from Operating Activities
Net loss	$(354,095)	$(1,871,175)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	(142,268)	545,556
Amortization of debt discount	-	14,682
Stock based compensation	87,170	440,048
Gain on settlement of debt	(2,310)	-
Depreciation and amortization	1,042	11,453
Changes in operating assets and liabilities
Increase (decrease) in inventory	25	-
Increase (decrease) in prepaid assets	39,686	(38,898)
Increase (decrease) in accounts payable	282,380	480,997
Increase (decrease) in accounts payable related party	2,985	21,973
Net cash used in operating activities	(85,385)	(395,364)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	35,960	63,168
Payments on related party advances	(50,592)	(34,617)
Proceeds from sale of common stock	100,000	147,000
Repurchase of common stock	-	(97,500)
Proceeds from convertible notes payable	-	25,000
Net cash provided by financing activities	85,368	103,051

Net decrease in Cash	(17)	(292,313)

Beginning cash balance	32	296,130

Ending cash balance	$15	$3,817

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Supplemental schedule of noncash financing activities
Silver used to settle debt	$152,785	$-

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of April 30, 2023, the Company had $15 cash on hand. At April 30, 2023 the Company has an accumulated deficit of $38,391,004. For the nine months ended April 30, 2023,  the Company had a net loss of $354,095, and net cash used in operations of $85,385. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $15 and $32 in cash and no cash equivalents as of April 30, 2023 and July 31, 2022, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of April 30, 2023, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$531,444	$531,444

As of April 30, 2023, the Company’s stock price was $0.003, risk-free discount rate of 4.35% and volatility of 622.13%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended April 30, 2023:

Amount
Balance July 31, 2022	$673,712
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	(142,268)
Balance April 30, 2023	$531,444

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$673,712	$673,712

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the nine months ending April 30, 2023 and 2022 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $40,150 and $6,652 during the nine months ended April 30, 2023 and 2022, respectively.

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

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(23,711)	(22,669)
Intangible assets, net	$12,361	$13,403

Amortization expense for the nine months ended April 30, 2023 and 2022, was $1,042 and $2,503 respectively.

6. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten  days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of April 30, 2023:

	Principal as of	Nine months ending April 30, 2023		Principal as of	Accrued interest balance As of
	July 31, 2022	Funds advanced	Funds repaid	April 30, 2023	April 30, 2023
B. Romanek, President and CEO	$74,239	$35,960	$(50,593)	$59,606	$4,330
Shareholder Relative of our President and CEO	70,393	-	(70,393)	-	-
TOTAL	$144,632	$35,960	$(120,986)	$59,606	$4,330

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

During the nine months ending April 30, 2023, the Company accrued $140,832 due to Mr. Romanek related to this agreement. As of April 30, 2023, Mr. Romanek has allowed the Company to defer a total of $780,558 in compensation earned to date related to his employment agreements.

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

On August 11, 2022 the Company settled $69,239 of the loan with the transfer of all physical silver assets. As of April 30, 2023, the balance of the note was $130,761.

7. CONVERTIBLE NOTES PAYABLE

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2023.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2023.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2023.

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2023.

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

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2023.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the nine months ended April 30, 2023.

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

9. STOCK WARRANTS

The following is a summary of warrant activity during the nine months ended April 30, 2023.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2022	2,610,379	$1.26
Warrants granted and assumed	1,600,000	$0.25
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, April 30, 2023	4,210,379	$1.26

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

As of April 30, 2023 and July 31, 2022, the Company had 32,746,149 and 32,491,671 shares of common stock issued and outstanding, respectively.

As of April 30, 2023 and July 31, 2022, the Company had 226,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of April 30, 2023 and July 31, 2022, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of April 30, 2023 and July 31, 2022, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

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

On December 12, 2022, the Company entered into an agreement whereas, the Company agreed to issue 5000,000 shares of common stock and 600,000 one-year warrants exercisable at $0.25 per shares for services valued at $65,890. As of the date of filing the shares have been not been issued and were recorded to stock payable.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2023 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Employees

As of April 30, 2023, the Company has 1 employee

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended April 30, 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $38,391,004 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended April 30, 2023 and 2022:

Our operating results for the three months ended April 30, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	April 30,		Change
	2023	2022	Amount	Percentage
Operating loss	$(58,020)	$(123,529)	$65,509	(53%)
Other income	$152,375	$(508,749)	$661,124	(130%)
Net income (loss)	$94,355	$(632,278)	$726,633	(115%)

Revenues

We did not earn any revenues during the three months ending April 30, 2023 and 2022, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $65,509 during the three months ending April 30, 2023, from an operating loss of $123,529 in the comparative period ending April 30, 2022. The following table presents operating expenses for the three-month periods ending April 30, 2023 and 2022:

	Three months ended
	April 30,		Change
	2023	2022	Amount	Percentage
Professional fees	$7,159	$43,148	$(35,989)	(83%)
Consulting fees	500	-	500	100%
Salaries and wages	46,937	46,937	-	0%
General and administrative expenses	3,424	33,444	(30,020)	(90%)
Total operating expenses	$58,020	$123,529	$(65,509)	(53%)

We realized a decrease of $500 in consulting fees during the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting services. We realized a decrease of $30,020 in general and administrative expenses during the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in travel and rent costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended April 30, 2023 and 2022:

	Three months ended
	April 30,		Change
	2023	2022	Amount	Percentage
Gain/(loss) on change in derivative liability	$171,604	$(467,005)	$638,609	(137)%
Interest Expense	(19,229)	(41,744)	22,515	(54)%
Total other income (expense)	$152,375	$(508,749)	$661,124	(130)%

Gain on change in derivative liability increased by $638,609 during the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $22,515 during the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, due to related party debt settled with physical silver assets.

Net loss

Net income increased to $152,375 during the three months ended April 30, 2023, from a net loss of ($632,278) in the same period in the prior fiscal year due to the factors discussed above.

For the Nine Months Ended April 30, 2023 and 2022:

Our operating results for the nine months ended April 30, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Nine months ended
	April 30,		Change
	2023	2022	Amount	Percentage
Operating loss	$(439,261)	$(1,213,159)	$773,898	(64)%
Other expense	$85,166	$(658,016)	$743,182	(113)%
Net loss	$(354,095)	$(1,871,175)	$1,517,080	(81%))%

Revenues

We did not earn any revenues during the six months ending April 30, 2023 and 2022, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $773,898 during the nine months ending April 30, 2023, from an operating loss of $1,213,159 in the comparative period ending April 30, 2022. The following table presents operating expenses for the nine-month periods ending April 30, 2023 and 2022:

	Nine months ended
	April 30,		Change
	2023	2022	Amount	Percentage
Professional fees	$141,536	$161,459	$(19,923)	(12)%
Consulting fees	87,670	487,715	(400,045)	(82)%
Salaries and wages	140,812	415,380	(274,568)	(66)%
General and administrative expenses	69,243	148,605	(79,362)	(53)%
Total operating expenses	$439,261	$1,213,159	$(773,898)	(64)%

We realized a decrease of $400,045 in consulting fees during the nine months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting services. We realized a decrease of $274,568 in salaries and wages expenses during the nine months ended April 30, 2023, as compared to the same period in the prior fiscal year, due to the resignation of our COO. We realized a decrease of $79,362 in general and administrative expenses during the nine months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in travel and rent costs.

Other Income (Expense)

The following table presents other income and expenses for the nine months ended April 30, 2023 and 2022:

	Nine months ended
	April 30,		Change
	2023	2022	Amount	Percentage
Gain/(loss) on change in derivative liability	$142,268	$(545,556)	$687,824	(126)%
Gain on settlement of debt	2,310	-	2,310	100%
Interest Expense	(59,412)	(112,460)	53,048	(47)%
Total other income (expense)	$85,166	$(658,016)	$743,182	(113)%

Gain on change in derivative liability decreased by $687,824 during the nine months ended April 30, 2023, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $53,048 during the nine months ended April 30, 2023, as compared to the same period in the prior fiscal year, due to a reduction in debt.

Net loss

Net income increased to $1,517,080 during the nine months ended April 30, 2023, from a net loss of $1,871,175 in the same period in the prior fiscal year due to the factors discussed above.

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

Working Capital

The following table presents our working capital position as of April 30, 2023, and July 31, 2022:

	April 30,	July 31,
	2023	2022
Cash and cash equivalents	$15	$32
Prepaid expenses	970	40,656
Current assets	$985	$40,713
Current liabilities	3,190,238	3,216,868
Working capital deficit	$(3,189,253)	$(3,176,155)

The change in working capital during the six months ended April 30, 2023, was primarily due to an increase in current liabilities due to an increase in derivative liabilities as well as an increase in accounts payable. Current assets also increased primarily due to borrowing from related parties.

Cash Flow

We fund our operations with cash received from advances from officers and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the nine months ended April 30, 2023 and 2022:

	Nine months ended
	April 30,
	2023	2022
Cash Flows Used in Operating Activities	$(85,385)	$(395,364)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	85,368	103,051
Net increase (decrease) in Cash During Period	$(17)	$(292,313)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended April 30, 2023.

For the nine months ended April 30, 2023, net cash flows used in operating activities consisted of a net loss of $354,095, increased by depreciation of $1,042, loss on change in derivative liabilities of $142,268, stock-based compensation of $87,170, and a net decrease in change of operating assets and liabilities of 325,076, offset by a gain on settlement of debt of $2,310. For the nine months ended April 30, 2022, net cash flows used in operating activities consisted of a net loss of $1,871,175, increased by depreciation of $11,453, amortization of debt discounts of $14,682, loss on change in derivative liabilities of $545,556, stock-based compensation of $440,048, and a net decrease in change of operating assets and liabilities of $446,072.

Cash Flows from Investing Activities

For the six months ended April 30, 2023 and 2022, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the nine months ended April 30, 2023, we received $35,960 from advances from related parties, $100,000 from the sale of common stock, and used $50,592 for net repayments on related party advances. For the nine months ended April 30, 2022, we received $63,168 from advances from related parties, $147,000 from the sale of common stock, $25,000 from the issuance of convertible notes payable, and used $34,617 and $97,500 for net repayments on related party advances and repurchase of common stock respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THC THERAPEUTICS, INC.

Date: January 9, 2024	By:	/s/ Scott Cox
Scott Cox
Interim Chief Executive Officer

