Form 10-K
period 2023-07-31
THC Therapeutics, Inc.
filed 2024-02-26
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

On January 31, 2023, the last business day of the registrant’s second fiscal quarter during the fiscal year ending July 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,008,728, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $.0926/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of February 26, 2024, the registrant had 34,146,149 shares of its common stock, $0.001 par value, outstanding.

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

There is substantial doubt about our ability to continue as a going concern.

We have not generated any revenues or profit during the years ended July 31, 2023 and 2022. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not sufficiently support our operation for the next twelve months. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of July 31, 2023, we had an accumulated deficit of approximately $38.4 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses, and there is no guarantee that we will ever generate revenues, or that we ever achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

In September 2018, we determined to focus on our sanitizing herb dryer plans. Our strategic initiatives have required us to devote financial and operational assets to these activities. Our success depends on our ability to appropriately manage our expenses as we execute on our planned initiatives. If we are not able to execute on this strategy successfully, our business may not grow as we anticipate, which could adversely affect our operating results.

We have a history of changing and discontinuing operations and have retained obligations associated with discontinued activities.

We have changed our name and business plan multiple times since our inception in 2007 and have a history of discontinued operations. We have carried liabilities of approximately $60,580 associated with discontinued operations, and there is no guarantee that we will not change our business plan in the future and discontinue current operations.

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

Additionally, if our herb dryer were subject to recall, the goodwill associated with that product and with us could be harmed. A recall would likely lead to decreased demand for our herb dryer, but it could also materially and adversely effect the perception of our company as a whole.

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

We are highly dependent on Brandon Romanek, our Chief Executive Officer. Although we have entered into an employment agreement with Mr. Romanek providing for certain benefits, including severance in the event of a termination without cause, this agreement does not prevent him from terminating his employment with us at any time. We do not maintain “key person” insurance for any personnel. The loss of the services of Mr. Romanek could impede the achievement of our herb dryer research, development, commercialization and acquisition objectives.

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

We expect our expenses to increase in connection with our ongoing activities. Furthermore, upon the effectiveness of this Registration Statement, we expect to incur additional costs associated with operating as a mandatory filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our herb dryer development plans.

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

We currently have outstanding, and we may, in the future, issue instruments which are convertible into shares of common stock, which will result in additional dilution to you.

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

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company vigorously defended the action, and on or about May 31, 2022, removed the case to United States District Court for the District of Utah (case no. 2:22-cv-00367-DAO) (the “Case”). The Company subsequently filed a motion to stay arbitration as demanded by Iliad, and filed an Answer and Counterclaim against Iliad. The case was later remanded back to Utah state court, and the judge ordered the matter to be arbitrated (the “Arbitration”). In 2023, the parties agreed to have Paul Moxley arbitrate the dispute. In the Arbitration, the Company was both defending against Iliad’s claims and pursuing counterclaims against Iliad. The matter was previously scheduled for trial in February 2024.  On January 31, 2024, the Company and Iliad entered into a Settlement Agreement and Mutual Release to fully settle all disputes related to the Case and the Arbitration.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on the OTC Link alternative trading system operated by OTC Markets Group, Inc., under the symbol “THCT.” As of July 31, 2023, the Company’s common stock was held by 37 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended July 31, 2023 and 2022:

	For the Years Ended July 31,
	2023		2022
	High	Low	High	Low

First Quarter	$0.0649	$0.021	$0.399	$0.002
Second Quarter	$0.0699	$0.003	$0.2195	$0.06
Third Quarter	$0.05	$0.0026	$0.1195	$0.0002
Fourth Quarter	$0.003	$0.0026	$0.08	$0.002

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

Related Stockholder Matters

None.

Unregistered Sales of Equity Securities During Three Months Ended July 31, 2023

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is not applicable.

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

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2023 and 2022, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of approximately $38.4 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Year Ended July 31, 2023 and 2022:

Our operating results for the year ended July 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Years ended
	July 31,		Change
	2023	2022	Amount	Percentage
Operating loss	$(493,912)	$(1,746,028)	$1,252,116	72%
Other income (expense)	$106,876	$227,099)	$(120,223)	(53)%
Net income (loss)	$(387,036)	$(1,518,929)	$1,131,893	75%

Revenues

We did not earn any revenues during the fiscal years ending July 31, 2023 and 2022, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our operational strategy and launched sales of our herb dryer product.

Operating Income (Loss)

Our loss from operations decreased by $1,252,116 during the fiscal year ended July 31, 2023, from an operating loss of $1,746,028 for the 2022 fiscal year. The following table presents operating expenses for the 2023 and 2022 fiscal years:

	Years ended
	July 31,		Change
	2023	2022	Amount	Percentage
Professional fees	$148,496	$178,897	$(30,401)	(17)%
Consulting fees	87,170	966,533	(879,363)	(91%)
Salaries and wages	187,749	462,617	(274,568)	(59%)
General and administrative expenses	70,497	138,281	(67,784)	(49%)
Total operating expenses	$493,912	$1,746,028	$(1,252,116)	(72%)

We realized a decrease of $30,401 in professional fees during the fiscal year ended July 31, 2023, as compared to 2022 fiscal year, primarily due to a decrease in legal fees. We also realized a decrease in General and administrative expenses during the fiscal year ended July 31, 2023, as compared to the 2022 fiscal year, primarily due to a decrease in advertising, insurance, and rent expenses. We realized a decrease of $879,363 in consulting fees during the fiscal year ended July 31, 2023, as compared to the 2022 fiscal year, primarily due to a decrease in stock-based compensation. We also realized a decrease of $274,568 in Salaries and wages during the fiscal year ended July 31, 2022, as compared to the 2022 fiscal year, primarily due to a decrease in payroll expenses.

Other Income (Expense)

The following table presents other income and expenses for the fiscal years ended July 31, 2022 and 2021:

	Years ended
	July 31,		Change
	2022	2021	Amount	Percentage
Gain/(loss) on change in derivative liability	$184,143	$327,501	$143,358	(44)%
Gain on settlement of debt	$2,310	$-	$2,310	-
Interest Expense	(79,577)	(100,402)	20,825	21%
Total other income (expense)	$106,876	$227,099	$120,223	(53)%

Gain/loss on change in derivative liability decreased by $143,358 during the fiscal year ended July 31, 2023, as compared to the 2022 fiscal year, due to the fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $20,825 during the fiscal year ended July 31, 2023, as compared to the 2022 fiscal year, due to a default on a loan payable in the 2022 fiscal year.

Net Income (loss)

Net loss decreased to $387,036 during the fiscal year ended July 31, 2023, from a net loss of $1,518,929 in the 2022 fiscal year.

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

Working Capital

The following table presents our working capital position as of July 31, 2023 and 2022:

	July 31,	July 31,	Change
	2023	2022	Amount	Percentage
Cash and cash equivalents	$10	$32	$(22)	(69%)
Prepaid expenses	970	40,656	(39,686)	(98%)
Inventory	-	25	(25)	(100%)

Current assets	$980	$40,713	$(39,733)	(98%)
Current liabilities	3,222,823	3,216,868	5,955	.19%
Working capital deficit	$(3,221,843)	$(3,176,155)	$(45,688)	(1%)

The change in working capital during the year ended July 31, 2023, was primarily due to a decrease in current assets of $39,733 and an increase in current liabilities of $5,955. Current assets decreased due to a decrease in cash, inventory, and prepaid expenses. Current liabilities increased due to an increase in accounts payable and accrued expenses, Cash decreased as of July 31, 2023, by $22 to $10, primarily caused by an decrease in income during the fiscal year ending July 31, 2023.

Cash Flow

We fund our operations with cash received from advances from officer’s and related parties, debt, and issuances of equity.

 The following tables presents our cash flow for the fiscal years ended July 31, 2023 and 2022:

	Years ended
	July 31,		Change 2022
	2022	2021	Versus 2021
Cash Flows Used in Operating Activities	$(85,432)	$(418,917)	$(333,485)

Cash Flows Provided by Financing Activities	85,410	122,819	(37,409)
Net increase (decrease) in Cash During Period	$(22)	$(296,098)	$(296,076)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the fiscal year ended July 31, 2023.

For the fiscal year ended July 31, 2023, net cash flows used in operating activities consisted of a net loss of $387,036, reduced by depreciation of $1,393, stock-based compensation of $87,170, and a net increase in change of operating assets and liabilities of $398,644, and increased by gain on change in derivative liabilities of $184,143. For the fiscal year ended July 31, 2022, net cash flows used in operating activities consisted of a net loss of $1,518,929, reduced by depreciation of $12,334, stock-based compensation of $836,788, amortization of debt discounts of $14,682, loss on change in derivative liability of $327,501, and increased by a net increase in change of operating assets and liabilities of $563,709.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2023, no cashflows were used in investing activities. For the fiscal year ended July 31, 2022, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2023, we received $36,002 from loans from related party, we received $100,000 from the sale of common stock,  and used $50,592 for net repayments on related party. For the fiscal year ended July 31, 2022, we received $102,881 from loans from related party, we received $147,000 from the sale of common stock, we received $25,000 from the convertible notes payable, and used $54,562 for net repayments on related party debts and $97,500 for the repurchase of the Company’s common stock.

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

Gries & Associates, LLC Certified Public Accountants 20706 Great Pines Drive Cypress, TX 77433

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

THC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of THC Therapeutics, Inc. (the Company), as of July 31, 2023 and 2022, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

As shown in the financial statements, the Company incurred net loss of $387,036 during the year ended July 31, 2023 and accumulated losses of $38,423,945. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Denver, Colorado February 15, 2024 PCAOB# 6778

blaze@griesandassociates.com 20706 Great Pines Drive, Cypress, TX 77433 (M)773-255-5631

Item 8. Consolidated Financial Statements and Supplementary Data.

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2023	July 31, 2022
Current assets
Cash	$10	$32
Prepaid expenses	970	40,656
Inventory	-	25
Total current assets	980	40,713

Physical silver assets	-	152,785
Intangible assets, net	12,010	13,403

Total assets	12,990	206,901

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,936,637	$1,580,689
Accrued expenses - related party	5,180	16,807
Advances from related parties	59,648	144,632
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable- related party	130,761	200,000
Derivative liability	489,569	673,712
Total current liabilities	3,222,823	3,216,868

Total liabilities	3,222,823	3,216,868

Commitments and Contingencies (See note 10)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
226,300 and 226,300 series A and B and C shares issued and outstanding as of July 31, 2023 and 2022, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized;
226,000 and 226,000 shares issued and outstanding
as of July 31, 2023 and 2022, respectively	226	226
Preferred B stock; $0.001 par value; 16,500 shares authorized;
0 and 0 shares issued and outstanding
as of July 31, 2023 and 2022, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized;
300 and 300 shares issued and outstanding
as of July 31, 2023 and 2022, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized;
34,146,149 and 33,891,671 shares issued and outstanding
as of July 31, 2023 and 2022, respectively	32,746	32,492

Stock payable	752,228	622,278
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,230,912	41,173,946
Accumulated deficit	(38,423,945)	(38,036,909)
Total stockholders' deficit	(3,309,833)	(3,109,967)

Total liabilities and stockholders' deficit	$12,990	$206,901

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended
	July 31, 2023	July 31, 2022

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	148,496	178,897
Consulting fees	87,170	966,533
Salaries and wages	187,749	462,317
General and administrative	70,497	138,281
Total operating expenses	493,912	1,746,028

Loss from operations	(493,912)	(1,746,028)

Other income (expense)
Gain (loss) on derivative liability	184,143	327,501
Gain on settlement of debt	2,310	-
Interest expense	(79,577)	(100,402)
Total other income (expense)	106,876	227,099

Net income (loss)	$(387,036)	$(1,518,929)

Basic loss per common share	$(0.01)	$(0.05)

Basic weighted average common shares outstanding	32,806,009	33,244,334

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2021	218,000	218	-	-	300	-	29,287,337	29,287	40,254,257	658,892	(6,902,000)	(36,517,980)	(2,477,326)
Conversion of preferred shares into common stock shares	(5,000)	(5)	-	-	-	-	500,000	500	(495)	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	3,533,334	3,533	188,967	(45,500)	-	-	147,000
Shares and warrants issued for services	13,000	13	-	-	-	-	586,000	587	827,302	8,886	-	-	836,788
Shares cancelled	-	-	-	-	-	-	(15,000)	(15)	15		-	-	-
Repurchase of common stock	-	-	-	-	-	-	1,400,000	(1,400)	(96,100)	-	-	-	(97,500)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,518,929)	(1,518,929)
Balance, July 31, 2022	226,000	226	-	-	300	-	32,491,671	32,492	41,173,946	622,278	(6,902,000)	(38,036,909)	(3,109,967)
Shares issued for services	-	-	-	-	-	-	700,000	700	56,520	29,950	-	-	87,170
Shares cancelled	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Shares issued for cash	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(387,036)	(387,036)
Balance, July 31, 2023	226,000	226	-	-	300	-	32,746,149	32,746	41,230,912	752,228	(6,902,000)	(38,423,945)	(3,309,833)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the years ended
	July 31, 2023	July 31, 2022
Cash Flows from Operating Activities
Net loss	$(387,036)	$(1,518,929)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	(184,143)	(327,501)
Amortization of debt discount	-	14,682
Stock based compensation	87,170	836,788
Gain on settlement of debt	(1,460)	-
Depreciation and amortization	1,393	12,334
Changes in operating assets and liabilities
Increase (decrease) in inventory	25	805
Increase (decrease) in prepaid assets	39,686	(36,070)
Increase (decrease) in accounts payable	355,948	610,244
Increase (decrease) in accounts payable related party	2,985	(11,270)
Net cash used in operating activities	(85,432)	(418,917)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	36,002	102,881
Payments on related party advances	(50,592)	(54,562)
Proceeds from sale of common stock	100,000	147,000
Repurchase of common stock	-	(97,500)
Proceeds from convertible notes payable	-	25,000
Net cash provided by financing activities	85,410	122,819

Net decrease in Cash	(22)	(296,098)

Beginning cash balance	32	296,130

Ending cash balance	$10	$32

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Supplemental schedule of noncash financing activities
Silver used to settle debt	$152,785	$-

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

Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of July 31, 2023, the Company had $10 cash on hand. At July 31, 2023 the Company has an accumulated deficit of $38,423,945. For the year ended July 31, 2023, the Company had a net loss of $387,036, and net cash used in operations of $85,432. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $10 and $32 in cash and no cash equivalents as of July 31, 2023 and 2022, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of July 31, 2023, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$489,569	$489,569

As of July 31, 2023, the Company’s stock price was $0.003, risk-free discount rate of 5.48% and volatility of 486.12%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the year ended July 31, 2023:

Amount
Balance July 31, 2022	$673,712
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	(184,143)
Balance July 31, 2022	$489,569

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets
Physical Silver Assets	$152,785	$-	$-	$152,785
Liabilities
Derivative Financial Instruments	$-	$-	$673,712	$673,712

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ending July 31, 2023 and 2022 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $484 and $7,419 during the years ended July 31, 2023 and 2022, respectively.

4. PHYSICAL SILVER ASSETS

During the year ending July 31, 2021, the Company purchased silver bars and coins for $152,785. We determine the fair value of our silver on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is its principal market for silver (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our silver assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of silver quoted on the active exchange since acquiring the silver. If the then current carrying value of a silver exceeds the fair value so determined, an impairment loss has occurred with respect to those silver assets in the amount equal to the difference between their carrying values and the price determined. On August 11, 2022 the Company transferred ownership of the silver assets to settle $70,393 in advances from related parties, $69,239 in convertible notes payable – related party, and $15,463 in accrued interest. Additionally, the Company recorded a gain on settlement of debt of $2,310 on the Statement of Operations.

5. FIXED ASSETS

Fixed assets consist of the following as of July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
dHydronator prototype	$27,100	$27,100
Float Spa and associated equipment	60,000	60,000
Office furniture and equipment	532	532
Less: accumulated depreciation	(87,632)	(87,632)
Fixed assets, net	$-	$-

Depreciation expense for the years ended July 31, 2023 and 2022, was $0 and $9,480, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(24,062)	(22,669)
Intangible assets, net	$12,010	$13,403

Amortization expense for the years ended July 31, 2023 and 2022, was $1,393 and $2,854 respectively.

7. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Chief Executive Officer and Harvey Romanek, father of our Chief Executive Officer, previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten  days of demand and bear interest at 5% annually.

Advances from related parties consist of the following as of July 31, 2023:

	Principal as of	Year ending July 31, 2023		Principal as of	Accrued interest balance As of
	July 31, 2022	Funds advanced	Funds repaid	July 31, 2023	July 31, 2023
B. Romanek, President and CEO	$74,239	$36,002	$(50,593)	$59,648	$5,180
Shareholder Relative of our President and CEO	70,393	-	(70,393)	-	-
TOTAL	$144,632	$35,960	$(120,986)	$59,606	$5,180

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

During the year ended July 31, 2023, the Company accrued $187,749 due to Mr. Romanek related to this agreement. As of July 31, 2023, Mr. Romanek has allowed the Company to defer a total of $827,495 in compensation earned to date related to his employment agreements.

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

On August 11, 2022 the Company settled $69,239 of the loan with the transfer of all physical silver assets. As of July 31, 2023, the balance of the note was $130,761.

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2023.

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2023.

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

The fair value of the derivative liability associated with the conversions for the year ended July 31, 2021 on the date of settlement of $16,244 was recorded to additional paid in capital.

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

The Company recorded a debt discount in the amount of $135,680 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2023.

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

The Company recorded a debt discount in the amount of $3,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2023.

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

The Company recorded a debt discount in the amount of $64,888 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2023.

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

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.  The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2023.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through July 31, 2023:

Risk free interest rate	5.48%
Expected term (years)	0
Expected volatility	486.12%
Expected dividends	0%

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

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at July 31, 2023 and 2022:

	2023	2022
Deferred income tax assets:	$8,069,028	$7,987,781
Valuation allowance	(8,069,028)	(7,987,781)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31, 2023 and 2022:

	2023	2022
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of July 31, 2023, the Company had net operating loss carryforwards of approximately $38,423,945 and net operating loss carryforwards expire in 2023 through 2031. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $8,069,028 generated for the year ended July 31, 2023 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of July 31, 2023 and 2022 the Company has no unrecognized uncertain tax positions, including interest and penalties.

11. STOCK WARRANTS

The following is a summary of warrant activity during the year ended July 31, 2023.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2022	2,610,379	$1.26
Warrants granted and assumed	1,600,000	$0.25
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, July 31, 2023	4,210,379	$1.26

On October 14, 2022 the Company issued 2,000,000 shares of common stock and 1,000,000 one-year warrants exercisable at $0.25 per shares for $100,000. As of the date of filing the shares have not been issued and were recorded to stock payable.

On December 12, 2022, the Company entered into an agreement whereas the Company agreed to issue 5000,000 shares of common stock and 600,000 one-year warrants exercisable at $0.25 per shares for services valued at $65,890.

12. SHAREHOLDERS’ DEFICIT

Overview

As of July 31, 2023 and 2022, the Company had 32,746,149 and 32,491,671 shares of common stock issued and outstanding, respectively.

As of July 31, 2023 and 2022, the Company had 226,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of July 31, 2023 and 2022, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of July 31, 2023 and 2022, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

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

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2023 to the date these financial statements were available to be issued and has determined that other than as described below, it does not have any material subsequent events to disclose in these financial statements.

On January 31, 2024, the Company and Iliad entered into a Settlement Agreement and Mutual Release to fully settle all disputes related to the Case and the Arbitration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the fiscal year ended July 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023. Based on this assessment, management concluded that, as of July 31, 2023, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions	Period of Service Began
Brandon Romanek	49	CIO, President, Secretary, Director	January 12, 2017 (1)
Scott Cox	51	CEO, CFO, Director	September 29, 2023

__________

(1)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

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

Scott Cox

Mr. Cox, age 51, has over 20 years of experience in the management and operations of public and private companies. Since November 2019, Mr. Cox has been the CEO of Verde Bio Holdings, Inc. (OTC: VBHI), and he has been a member of its Board of Directors since January 2020. Mr. Cox served as the President and COO of NewBridge Global Ventures, Inc. (OTC: NBGV) from October 2017 to September 2018, where he led a transition into the legal cannabis space and successful reverse merger with a family-owned consortium of companies. Since October 2015, Mr. Cox has served as a Principal in Basin Capital, Inc., a private family office focused on the acquisition and divestiture of oil and gas properties and various entrepreneurial ventures. Prior to Basin Capital, Mr. Cox has served in various Executive Management positions for both private and public companies.

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

41

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2023 and 2022.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($) (2)	($)
Brandon Romanek	2023	187,749	–	–	–	–	187,749
CIO, President & Director (1)	2022	177,527	–	–	–		177,527

Scott Cox (2)	2023	–
CEO,CFO, Director	2022	–	–	–	–	–	–

Joshua Halford
Former COO	2022	26,568	240,000	396,500	–	–	663,068

___________

(1)	Mr. Romanek was appointed as CEO, CFO, President, Treasurer, Secretary and a director of the Company on January 12, 2017.
(2)	Mr. Cox was appointed September 29, 2023
(3)	Mr. Halford served as the COO of the Company from March 8, 2021-November 8, 2021.

Director Compensation

No directors of the Company receive compensation for serving as a director of the Company (although Mr. Romanek  during the fiscal year ending July 31, 2023, received compensation for their services as officers of the Company).

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

During the year ending July 31, 2021, the Company accrued $187,748 due to Mr. Romanek related to this agreement, and during the year ending July 31, 2022, the Company accrued $177,527 due to Mr. Romanek related to this agreement. As of July 31, 2023 and 2022, Mr. Romanek has allowed the Company to defer a total of $827,495 and $662,961 in compensation earned to date related to his employment agreements with the Company, respectively.

On September 29, 2023, Scott Cox was appointed as Chief Executive Officer and Director of the Company. Mr. Cox has no formal employment agreement or compensation arrangement with the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of February 1, 2024, certain information concerning the beneficial ownership of our voting capital stock, including our common stock, and Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding voting stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of February 1, 2024, the Company had authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, with 3,000,000 shares of preferred stock designated as Series A Preferred Stock, 165,000 shares of preferred stock designated as Series B Preferred Stock, and 300 shares of preferred stock designated as Series C Preferred Stock. There were 34,146,149 shares of common stock, 226,000 shares of Series A Preferred Stock, 0 shares of Series B Preferred Stock, and 300 shares of Series C Preferred Stock outstanding as of November 11, 2022. Each share of Series A Preferred Stock is convertible into 100 shares of common stock, and each share entitles the holder thereof to 100 votes per share. Each share of Series B Preferred Stock is convertible one year following issuance at a variable conversion rate equal to the stated price of $1.00 divided by the prior day’s closing price of the Company’s common stock as quoted on the OTC Link, LLC, operated by OTC Markets Group, Inc. Each share of Series C Preferred Stock is convertible into at a variable conversion rate equal to 80% of the lowest volume-weighted average price of the Common Stock during the twenty (20) trading days immediately preceding, but not including, the date that a holder elects to convert the Series C Preferred Stock into common stock, and entitles the holder thereof to voting rights on an as-converted basis, subject to a 4.99% beneficial ownership limitation.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 1, 2024, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities included in the below table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable, and their address is c/o the Company at 11700 W Charleston Blvd. #73, Las Vegas, Nevada, 89135.

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

Advances from related parties consist of the following as of July 31, 2023:

Advances from related parties consist of the following as of July 31, 2023:

	Principal as of	Year ending July 31, 2023		Principal as of	Accrued interest balance As of
	July 31, 2022	Funds advanced	Funds repaid	July 31, 2023	July 31, 2023
B. Romanek, President and CEO	$74,239	$36,002	$(50,593)	$59,648	$5,180
Shareholder Relative of our President and CEO	70,393	-	(70,393)	-	-
TOTAL	$144,632	$35,960	$(120,986)	$59,606	$5,180

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

The Company recorded a debt discount in the amount of $200,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ending July 31, 2023.

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.

As of July 31, 2023, convertible notes due to related parties net of unamortized debt discounts of $0, was $130,761.

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

	Years Ended July 31,
Category	2023	2022
Audit Fees	$21,000	$15,000
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$21,000	$15,000

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

/s/ Scott Cox	February 26, 2024
Scott Cox, Chief Executive Officer and Chief Financial Officer (Principal Executive Office and Principal Financial and Accounting Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Cox	February 26, 2024
Scott Cox, Director	Date

/s/ Brandon Romanek	February 26, 2024
Brandon Romanek, Director	Date

