Form 10-Q
period 2023-10-31
THC Therapeutics, Inc.
filed 2024-08-09
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of July 23, 2024, the Company had 32,746,149 shares of common stock outstanding.

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2023 *(Unaudited)	July 31, 2023
Current assets
Cash	$10	$10
Prepaid expenses	-	970
Inventory	-	-
Total current assets	10	980

Intangible assets, net	11,659	12,010

Total assets	11,669	12,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,008,793	$1,936,637
Accrued expenses - related party	6,032	5,180
Advances from related parties	59,917	59,648
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable- related party	130,761	130,761
Derivative liability	477,456	489,569
Total current liabilities	3,283,987	3,222,823

Total liabilities	3,283,987	3,222,823

Commitments and Contingencies (See note 10)	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 226,300 and 226,300 series A and B and C shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 226,000 and 226,000 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	226	226
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 300 and 300 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 32,746,149 and 32,746,149 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	32,746	32,746
Stock payable	752,228	752,228
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,230,912	41,230,912
Accumulated deficit	(38,486,430)	(38,423,945)
Total stockholders' deficit	(3,372,318)	(3,309,833)

Total liabilities and stockholders' deficit	$11,669	$12,990

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31, 2023	October 31, 2022

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	6,960	52,832
Consulting fees	-	-
Salaries and wages	46,937	46,937
General and administrative	1,321	7,793
Total operating expenses	55,218	107,562

Loss from operations	(55,218)	(107,562)

Other income (expense)
Gain (loss) on derivative liability	12,113	(2,008,933)
Gain on settlement of debt	-	2,310
Interest expense	(19,380)	(20,117)
Total other expense	(7,267)	(2,026,740)

Net income (loss)	$(62,485)	$(2,134,302)

Basic loss per common share	$0.00	$(0.06)

Basic weighted average common shares outstanding	32,746,149	32,865,868

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2023	226,000	226	-	-	300	-	32,746,149	32,746	41,230,912	752,228	(6,902,000)	(38,423,945)	(3,309,833)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(62,485)	(62,485)
Balance, October 31, 2023	226,000	226	-	-	300	-	32,746,149	32,746	41,230,912	752,228	(6,902,000)	(38,486,430)	(3,372,318)
											-	-
Balance, July 31, 2022	226,000	226	-	-	300	-	32,491,671	32,492	41,173,946	622,278	(6,902,000)	(38,036,909)	(3,109,967)
Shares issued for services	-	-	-	-	-	-	700,000	700	20,580	-	-	-	21,280
Shares cancelled	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,134,302)	(2,134,302)
Balance, October 31, 2022	226,000	226	-	-	300	-	32,746,149	32,746	41,194,972	622,278	(6,902,000)	(40,171,211)	(5,222,989)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited)

	For the Three Months Ended
	October 31, 2023	October 31, 2022
Cash Flows from Operating Activities
Net loss	$(62,485)	$(2,134,302)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	(12,113)	2,008,933
Amortization of debt discount	-	-
Stock based compensation	-	21,280
Gain on settlement of debt	-	(2,310)
Depreciation and amortization	351	351
Changes in operating assets and liabilities
(Increase) decrease in inventory	-	1,651
(Increase) decrease in prepaid assets	970	(970)
Increase in accounts payable	72,156	82,781
Increase in accounts payable related party	852	1,101
Net cash used in operating activities	(269)	(21,485)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	269	33,451
Payments on related party advances	-	(8,437)
Net cash provided by financing activities	269	25,014

Net decrease in Cash	-	3,529

Beginning cash balance	10	32

Ending cash balance	$10	$3,561

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of October 31, 2023, the Company has an accumulated deficit of $38,486,430. For the three months ended October 31, 2023, the Company had a net loss of $62,485, and net cash used in operations of $269. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $10 and $10 in cash and no cash equivalents as of October 31, 2023 and July 31, 2023, respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$-
Liabilities
Derivative Financial Instruments	$-	$-	$477,456	$477,456

As of October 31, 2022, the Company’s stock price was $0.0003, risk-free discount rate of 5.56% and volatility of 485.23%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended October 31, 2023:

Amount
Balance July 31, 2023	$489,569
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	(12,113)
Balance October 31, 2023	$477,456

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Derivative Financial Instruments	$-	$-	$489,569	$489,569

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ending October 31, 2023 and 2022 the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $0 and $842 during the three months ended October 31, 2023 and 2022, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following as of October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(24,413)	(24,062)
Intangible assets, net	$11,659	$12,010

Amortization expense for the three months ended October 31, 2023 and 2022, was $351 and $351 respectively.

5. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Advances from related parties consist of the following as of October 31, 2023:

	Principal as of	Three months ending October 31, 2023		Principal as of	Accrued interest balance As of
	July 31, 2022	Funds advanced	Funds repaid	October 31, 2023	October 31, 2023
B. Romanek, President and CEO	$59,648	$269	$-	$59,917	$6,032
Shareholder Relative of our President and CEO	-	-	-	-	-
TOTAL	$59,648	$269	$-	$59,917	$6,032

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

During the three months ending October 31, 2023 and 2022, the Company accrued $46,937 due to Mr. Romanek related to this agreement. As of October 31, 2023, Mr. Romanek has allowed the Company to defer a total of $874,433 in compensation earned to date related to his employment agreements.

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

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model.  As of October 31, 2023, the balance of the note was $130,761.

Convertible Notes Payable at consists of the following:

	October 31,	July 31,
	2023	2023

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

The Company recorded a debt discount in the amount of $182,499 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. .

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

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $134,237 based on the Black-Scholes pricing model.

	133,560	133,560
Unamortized debt discount	-	-
Total, net of unamortized discount	133,560	133,560
Total notes payable, net of unamortized discount	$576,028	$576,028

6. COMMITMENTS AND CONTINGENCIES

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

7. STOCK OPTIONS

The following is a summary of option activity during the three months ended October 31, 2023.

	Number of Options	Weighted Average Exercise Price
Balance, July 31, 2023	3,000,000	$0.09
Options granted and assumed	-	-
Options expired	-	-
Options canceled	-	-
Options exercised	-	-
Balance outstanding and exercisable, October 31, 2023	3,000,000	$0.09

8. SHAREHOLDERS’ DEFICIT

Overview

As of October 31, 2023 and July 31, 2023, the Company had 32,746,149 and 32,746,149 shares of common stock issued and outstanding, respectively.

As of October 31, 2023 and July 31, 2023, the Company had 226,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of October 31, 2023 and July 31, 2023, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of October 31, 2023 and July 31, 2023, the Company had 300 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

9. SUBSEQUENT EVENTS

On January 31, 2024, the Company and Iliad entered into a Settlement Agreement and Mutual Release to fully settle all disputes related to the Case and the Arbitration.

On November 17, 2023, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

On March 13, 2024, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

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

Employees

As of October 31, 2023, the Company has 1 employee

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended October 31, 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $38,486,430 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended October 31, 2023 and 2022:

Our operating results for the three months ended October 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	October 31,		Change
	2023	2022	Amount	Percentage
Operating loss	$(55,218)	$(107,562)	$52,344	(49%)
Other income	$12,113	$(2,008,933)	$2,072,418	(103%)
Net income (loss)	$(62,485)	$(2,134,302)	$2,071,817	(97%)

Revenues

We did not earn any revenues during the three months ending October 31, 2023 and 2022, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $55,218 during the three months ending October 31, 2023, from an operating loss of $107,562 in the comparative period ending October 31, 2022. The following table presents operating expenses for the three-month periods ending October 31, 2023 and 2022:

	Three months ended
	October 31,		Change
	2023	2022	Amount	Percentage
Professional fees	$6,960	$52,832	$(45,872)	(87%)
Consulting fees	-	-	-	0%
Salaries and wages	46,937	46,937	-	0%
General and administrative expenses	1,321	7,793	(6,472)	(83%)
Total operating expenses	$55,218	$107,562	$(52,344)	(49%)

We realized a decrease of $0 in consulting fees during the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a no change in consulting services. We realized a decrease of $6,472 in general and administrative expenses during the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, primarily due to a decrease in travel and rent costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended October 31, 2023 and 2022:

	Three months ended
	October 31,		Change
	2023	2022	Amount	Percentage
Gain/(loss) on change in derivative liability	$12,113	$(2,008,933)	$2,021,046	(101)%
Interest Expense	(19,380)	(20,117)	737	(4)%
Total other income (expense)	$(7,267)	$(2,026,740)	$2,019,473	(100)%

Gain on change in derivative liability increased by $2,021,046 during the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $737 during the three months ended October 31, 2023, as compared to the same period in the prior fiscal year, due to related party debt settled with physical silver assets.

Net loss

Net loss decreased to ($62,485) during the three months ended October 31, 2023, from a net loss of ($2,026,740) in the same period in the prior fiscal year due to the factors discussed above.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

THC THERAPEUTICS, INC.

Date: August 9, 2024	By:	/s/ Scott Cox
Scott Cox
Interim Chief Executive Officer

