Form 10-Q
period 2024-01-31
THC Therapeutics, Inc.
filed 2024-09-05
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of August 26, 2024, the Company had 40,226,149 shares of common stock outstanding.

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	January 31, 2024	July 31, 2023
Current assets
Cash	$3,511	$10
Prepaid expenses	-	970
Total current assets	3,511	980

Intangible assets, net	11,308	12,010

Total assets	14,819	12,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,067,293	$1,936,637
Accrued expenses - related party	6,874	5,180
Advances from related parties	59,626	59,648
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable- related party	130,761	130,761
Derivative liability	944,610	489,569
Total current liabilities	3,810,192	3,222,823

Total liabilities	3,810,192	3,222,823

Commitments and Contingencies (See note 8)	100,000	100,000

Stockholders’ deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 226,300 and 226,300 series A and B and C shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 226,000 and 226,000 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	226	226
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 356 and 300 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 32,746,149 and 32,746,149 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	32,746	32,746
Stock payable	752,228	752,228
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,279,832	41,230,912
Accumulated deficit	(39,058,405)	(38,423,945)
Total stockholders’ deficit	(3,895,373)	(3,309,833)

Total liabilities and stockholders’ deficit	$14,819	$12,990

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	30,738	168,715	37,698	221,547
Salaries and wages	46,938	46,938	93,875	93,875
General and administrative	7,475	58,026	8,796	65,819
Total operating expenses	85,151	273,679	140,369	381,241

Loss from operations	(85,151)	(273,679)	(140,369)	(381,241)

Other income (expense)
Gain (loss) on derivative liability	(467,154)	1,979,597	(455,041)	(29,336)
Gain on settlement of debt	-	-	-	2,310
Interest expense	(19,670)	(20,066)	(39,050)	(40,183)
Total other income (expense)	(486,824)	1,959,531	(494,091)	(67,209)

Net income (loss)	$(571,975)	$1,685,852	$(634,460)	$(448,450)

Basic loss per common share	$0.06	$(0.05)	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	32,865,868	32,746,149	32,806,009	32,806,009

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2023	226,000	$226	-	-	300	-	32,746,149	$32,746	$41,230,912	$752,228	$(6,902,000)	$(38,423,945)	$(3,309,833)
Net Loss	-	-	-	-	-	-	-		-	-	-	(62,485)	(62,485)
Balance, October 31, 2023	226,000	226	-	-	300	-	32,746,149	32,746	41,230,912	752,228	(6,902,000)	(38,486,430)	(3,372,318)
Preferred shares issued for cash	-	-	-	-	56	-	-	-	48,920	-	-	-	48,920
Net loss	-	-	-	-	-	-	-	-	-	-	-	(571,975)	(571,975)
Balance, January 31, 2024	226,000	$226	-	-	356	-	32,746,149	$32,746	$41,279,832	$752,228	$(6,902,000)	$(39,058,405)	$(3,895,373)

Balance, July 31, 2022	226,000	$226	$-	-	300	-	32,491,671	$32,492	$41,173,946	$622,278	$(6,902,000)	$(38,036,909)	$(3,109,967)
Shares issued for services	-	-	-	-	-	-	700,000	700	20,580	-	-	-	21,280
Shares cancelled	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,134,302)	(2,134,302)
Balance, October 31, 2022	226,000	226	-	-	300	-	32,746,149	32,746	41,194,972	622,278	(6,902,000)	(40,171,211)	(5,222,989)
Shares issued for cash	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Shares issued for services	-	-	-	-	-	-	-	-	35,940	29,950	-	-	65,890
Net loss	-	-	-	-	-	-	-	-	-	-	-	1,685,852	1,685,852
Balance, January 31, 2023	226,000	$226	-	-	300	-	32,746,149	$32,746	$41,230,912	$752,228	$(6,902,000)	$(38,485,359)	$(3,371,247)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Six Months Ended
	January 31, 2024	January 31, 2023
Cash Flows from Operating Activities
Net loss	$(634,460)	$(448,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on change in derivative liabilities	455,041	29,336
Amortization of debt discount	-	-
Stock based compensation	-	87,170
Gain on settlement of debt	-	(2,310)
Depreciation and amortization	702	702
Changes in operating assets and liabilities
Increase in inventory	-	25
Increase in prepaid assets	970	39,162
Increase in accounts payable	130,656	208,988
Increase in accounts payable related party	1,694	2,170
Net cash used in operating activities	(45,397)	(83,207)

Cash Flows from investing
Net cash used in investing activities	-	-

Cash Flows provided by Financing Activities
Proceeds from related party advances	505	35,960
Payments on related party advances	(527)	(43,950)
Proceeds from sale of common stock	-	100,000
Proceeds from sale of preferred stock, net	48,920	-
Proceeds from convertible notes payable	-	-
Net cash provided by financing activities	48,898	92,010

Net increase in Cash	3,501	8,803

Beginning cash balance	10	32

Ending cash balance	$3,511	$8,835

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-

Supplemental schedule of noncash financing activities
Silver used to settle debt	$-	$152,785

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of January 31, 2024, the Company had $3,511 cash on hand. At January 31, 2024, the Company has an accumulated deficit of $39,058,405. For the six months ended January 31, 2024, the Company had a net loss of $634,460 and net cash used in operations of $45,397. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $3,511 and $10 in cash and no cash equivalents as of January 31, 2024 and July 31, 2023, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of January 31, 2024, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the six months ended January 31, 2024:

Amount
Balance July 31, 2023	$489,569
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	455,041
Balance January 31, 2024	$944,610

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Derivative Financial Instruments	$-	$-	$944,610	$944,610

As of January 31, 2024, the Company’s stock price was $0.004, risk-free discount rate of 5.53% and volatility of 573.49%.

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ending January 31, 2024 and 2023, the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $436 and $343 during the six months ended January 31, 2024 and 2023, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following as of January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(24,764)	(24,062)
Intangible assets, net	$11,308	$12,010

Amortization expense for the six months ended January 31, 2024 and 2023, was $702 and $702 respectively.

5. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Advances from related parties consist of the following as of January 31, 2024:

	Principal as of	Six months ending January 31, 2024		Principal as of	Accrued interest balance As of
	July 31, 2023	Funds advanced	Funds repaid	January 31, 2024	January 31, 2024
B. Romanek, President and CEO	$59,648	$505	$(527)	$59,626	$6,874
Shareholder Relative of our President and CEO	-	-	-	-	-
TOTAL	$59,648	$505	$(527)	$59,626	$6,874

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

During the six months ending January 31, 2024 and 2023, the Company accrued $93,875 and $93,875, respectively due to Mr. Romanek related to this agreement. As of January 31, 2024, Mr. Romanek has allowed the Company to defer a total of $921,370 in compensation earned to date related to his employment agreements.

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

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. As of January 31, 2024, the balance of the note was $130,761.

6. CONVERTIBLE NOTES PAYABLE

 Convertible Notes Payable at consists of the following:

	January 31,	July 31,
	2024	2023

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

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination (case no A-21-833007-C filed in the Districk Court Clark City, Nevada). The matter was subsequently settled on or about December 12. 2021 , and the case was dismissed on or about December 12,2021 . On December 12, 2021, the suit was settled for $100,000 which was recorded as a contingent liability as of July 31, 2021.

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

9. STOCK WARRANTS

The following is a summary of warrant activity during the six months ended January 31, 2024.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2023	4,210,379	$1.26
Warrants granted and assumed	-	$-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, January 31, 2024	4,210,379	$1.26

10. SHAREHOLDERS’ DEFICIT

As of January 31, 2024 and July 31, 2023, the Company had 32,746,149 and 32,746,149 shares of common stock issued and outstanding, respectively.

As of January 31, 2024 and July 31, 2023, the Company had 226,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of January 31, 2024 and July 31, 2023, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of January 31, 2024 and July 31, 2023, the Company had 356 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 17, 2023, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

11. SUBSEQUENT EVENTS

On March 13, 2024, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

On February 7, 2024, the Company issued 6,060,000 shares of common stock for $263,000 cash, all of which was received during the year ended July 31, 2022 and was included in stock payable as of year-end.

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

Employees

As of January 31, 2024, the Company had 1 employee.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended January 31, 2024, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $39,058,405 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended January 31, 2024 and 2023:

Our operating results for the three months ended January 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	January 31,		Change
	2024	2023	Amount	Percentage
Operating loss	$(85,151)	$(273,679)	$188,528	(69%)
Other income (expense)	$(486,824)	$1,959,531	$(2,446,355)	(125%)
Net income (loss)	$(571,975)	$1,685,852	$(2,257,827)	(134%)

Revenues

We did not earn any revenues during the three months ending January 31, 2024 and 2023, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations decreased to $85,151 during the three months ending January 31, 2024, from an operating loss of $273,679 in the comparative period ending January 31, 2023. The following table presents operating expenses for the three-month periods ending January 31, 2024 and 2023:

	Three months ended
	January 31,		Change
	2024	2023	Amount	Percentage
Professional fees	$30,738	$168,715	$(137,977)	(82%)
Salaries and wages	46,938	46,938	-	0%
General and administrative expenses	7,475	58,026	(50,551)	(87)%
Total operating expenses	$85,151	$273,679	$(188,528)	(69%)

We realized a decrease of $137,977 in professional fees during the three months ended January 31, 2024, as compared to the same period in the prior fiscal year, primarily due to a decrease in consulting services. We realized a decrease of $50,551 in general and administrative expenses during the three months ended January 31, 2024, as compared to the same period in the prior fiscal year, primarily due to a decrease in travel and rent costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended January 31, 2024 and 2023:

	Three months ended
	January 31,		Change
	2024	2023	Amount	Percentage
Gain/(loss) on change in derivative liability	$(467,154)	$1,979,597	$(2,446,751)	(124)%
Interest Expense	(19,670)	(20,066)	396	(1)%
Total other income (expense)	$(486,824)	$1,959,531	$(2,446,355)	(125)%

Gain on change in derivative liability decreased by $2,446,751 during the three months ended January 31, 2024, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $396 during the three months ended January 31, 2024, as compared to the same period in the prior fiscal year due to decreased debt during the quarter.

Net loss

Net income decreased to a net loss of $(571,975) during the three months ended January 31, 2024, from a net income of $1,685,852 in the same period in the prior fiscal year due to the factors discussed above.

For the Six Months Ended January 31, 2024 and 2023:

Our operating results for the six months ended January 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	January 31,		Change
	2024	2023	Amount	Percentage
Operating loss	$(140,369)	$(381,241)	$240,872	(63%)
Other expense	$(494,091)	$(67,209)	$(426,882)	635%
Net loss	$(634,460)	$(448,450)	$(186,010)	41%

Revenues

We did not earn any revenues during the six months ending January 31, 2024 and 2023, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations increased to $634,460 during the six months ending January 31, 2024, from an operating loss of $448,450 in the comparative period ending January 31, 2023. The following table presents operating expenses for the six-month periods ending January 31, 2024 and 2023:

	Six months ended
	January 31,		Change
	2024	2023	Amount	Percentage
Professional fees	$37,698	$221,547	$(183,849)	(83)%
Salaries and wages	93,875	93,875	-	-
General and administrative expenses	8,796	65,819	(57,023)	(87)%
Total operating expenses	$140,369	$381,241	$(240,872)	(63)%

Other Income (Expense)

The following table presents other income and expenses for the six months ended January 31, 2024 and 2023:

	Six months ended
	January 31,		Change
	2024	2023	Amount	Percentage
Gain/(loss) on change in derivative liability	$(455,041)	$(29,336)	$(425,705)	1,451%
Gain on settlement of debt	-	2,310	(2,310)	(100)%
Interest Expense	(39,050)	(40,183)	1,133	(3)%
Total other income (expense)	$(494,091)	$(67,209)	$(426,591)	635%

Loss on change in derivative liability increased by $425,705 during the six months ended January 31, 2024, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $1,133 during the six months ended January 31, 2024, as compared to the same period in the prior fiscal year, due to a reduction in debt.

Net loss

Net loss increased to $(634,460) during the six months ended January 31, 2024, from a net loss of $(448,450) in the same period in the prior fiscal year due to the factors discussed above.

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

Working Capital

The following table presents our working capital position as of January 31, 2024, and July 31, 2023:

	January 31,	July 31,
	2024	2023
Cash and cash equivalents	$3,511	$10
Prepaid expenses	-	970
Current assets	$3,511	$980
Current liabilities	3,810,192	3,222,823
Working capital deficit	$(3,806,681)	$(3,221,843)

The change in working capital during the six months ended January 31, 2024, was primarily due to an increase in current liabilities due to an increase in derivative liabilities as well as an increase in accounts payable. Current assets also increased primarily due to borrowing from related parties.

Cash Flow

We fund our operations with cash received from advances from officers and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the six months ended January 31, 2024 and 2023:

	Six months ended
	January 31,
	2024	2023
Cash Flows Used in Operating Activities	$(45,397)	$(83,207)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	48,898	92,010
Net increase (decrease) in Cash During Period	$3,501	$8,803

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended January 31, 2024.

For the six months ended January 31, 2024, net cash flows used in operating activities consisted of a net loss of $634,460, increased by depreciation of $702, loss on change in derivative liabilities of $455,041, prepaid assets by $970, accounts payable by $130,656, and accounts payable related party of $1,694.

Cash Flows from Investing Activities

For the six months ended January 31, 2024 and 2023, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the six months ended January 31, 2024, we received $505 from related parties, and used $527 for net repayments on related party advances. The Company also received net proceeds of $48,920 for the Sale of Preferred Stock.

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

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination (case no A-21-833007-C filed in the Districk Court Clark City, Nevada). The matter was subsequently settled on or about December 12. 2021 , and the case was dismissed on or about December 12,2021 . On December 12, 2021, the suit was settled for $100,000 which was recorded as a contingent liability as of July 31, 2021.

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

THC THERAPEUTICS, INC.

Date: September 4, 2024	By:	/s/ Scott Cox
Scott Cox
Interim Chief Executive Officer

