Form 10-Q
period 2024-04-30
THC Therapeutics, Inc.
filed 2024-11-13
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of November 12, 2024, the Company had 40,266,149 shares of common stock outstanding.

THC THERAPEUTICS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THC THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2024 (Unaudited)	July 31, 2023 (Audited)
Current assets
Cash	$849	$10
Prepaid expenses	-	970
Total current assets	849	980

Intangible assets, net	10,964	12,010

Total assets	11,813	12,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,105,922	$1,936,637
Accrued expenses - related party	6,874	5,180
Advances from related parties	145,106	59,648
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable- related party	130,761	130,761
Derivative liability	441,953	489,569
Total current liabilities	3,431,644	3,222,823

Total liabilities	3,431,644	3,222,823

Commitments and Contingencies (See note 7	100,000	100,000

Stockholders' deficit
Preferred stock; $0.001 par value; 6,747,500 shares authorized; 0 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 826,000 and 226,000 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	826	226
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 412 and 300 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; shares 40,266,149 and 34,146,149 issued and 38,866,149 and 32,746,149 outstanding as of April 30, 2024 and July 31, 2023, respectively	40,266	34,146
Treasury stock, at cost, 14,000,000 shares as of April 30, 2024 and July 31, 2023, respectively.	(97,500)	(97,500)
Stock payable	486,228	752,228
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,906,132	41,327,012
Accumulated deficit	(38,953,783)	(38,423,945)
Total stockholders' deficit	(3,519,831)	(3,309,833)

Total liabilities and stockholders' deficit	$11,813	$12,990

The accompanying notes are an integral part of these unaudited financial statements.

THC THERAPEUTICS INC.

 CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine months ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Professional fees	148,415	7,659	186,113	229,206
Salaries and wages	222,000	46,937	315,875	140,812
General and administrative	9,283	3,424	18,079	69,243
Total operating expenses	379,698	58,020	520,067	439,261

Loss from operations	(379,698)	(58,020)	(520,067)	(439,261)

Other income (expense)
Gain (loss) on derivative liability	502,657	171,604	47,616	142,268
Gain on settlement of debt	-	-	-	2,310
Interest expense	(18,337)	(19,229)	(57,387)	(59,412)
Total other income (expense)	484,320	152,375	(9,771)	85,166

Net income (loss)	$104,622	$94,355	$(529,838)	$(354,095)

Basic loss per common share	$0.00	$0.00	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	38,334,816	32,746,149	34,581,842	32,746,149

The accompanying notes are an integral part of these unaudited financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Treasury Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2023	226,000	226	-	-	300	-	1,400,000	(97,500)	34,146,149	34,146	41,327,012	752,228	(6,902,000)	(38,423,945)	(3,309,833)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(62,485)	(62,485)
Balance, October 31, 2023	226,000	226	-	-	300	-	1,400,000	(97,500)	34,146,149	34,146	41,327,012	752,228	(6,902,000)	(38,486,430)	(3,372,318)
Shares issued for cash, net of issaunce cost	-	-	-	-	56	-	-	-	-	-	48,920	-	-	-	48,920
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(571,975)	(571,975)
Balance, January 31, 2024	226,000	226	-	-	356	-	1,400,000	(97,500)	34,146,149	34,146	41,375,932	752,228	(6,902,000)	(39,058,405)	(3,895,373)
Preferred shares issued for cash, net of issaunce cost	-	-	-	-	56	-	-	-	-	-	48,920	-	-	-	48,920
Shares issued for cash	-	-	-	-	-	-	-	-	6,120,000	6,120	259,880	(266,000)	-	-	-
Shares issued for services	600,000	600	-	-	-	-	-	-	-	-	221,400	-	-	-	222,000
Net loss	-	-	-	-	-	-	-		-		-	-	-	104,622	104,622
Balance, April 30, 2024	826,000	826	-	-	412	-	1,400,000	(97,500)	40,266,149	40,266	41,906,132	486,228	(6,902,000)	(38,953,783)	(3,519,831)

Balance, July 31, 2022	226,000	226	-	-	300	-	1,400,000	(97,500)	33,891,671	33,892	41,270,046	622,278	(6,902,000)	(38,036,909)	(3,109,967)
Shares issued for services	-	-	-	-	-	-	-	-	700,000	700	20,580	-	-	-	21,280
Shares cancelled	-	-	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,134,302)	(2,134,302)
Balance, October 31, 2022	226,000	226	-	-	300	-	1,400,000	(97,500)	34,146,149	34,146	41,291,072	622,278	(6,902,000)	(40,171,211)	(5,222,989)
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Shares issued for services	-	-	-	-	-	-	-	-	-	-	35,940	29,950	-	-	65,890
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	1,685,852	1,685,852
Balance, January 31, 2023	226,000	226	-	-	300	-	1,400,000	(97,500)	34,146,149	34,146	41,327,012	752,228	(6,902,000)	(38,485,359)	(3,371,247)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	94,355	94,355
Balance, April 30, 2023	226,000	226	-	-	300	-	1,400,000	(97,500)	34,146,149	34,146	41,327,012	752,228	(6,902,000)	(38,391,004)	(3,276,892)

The accompanying notes are an integral part of these unaudited financial statements.

THC THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(Unaudited)

	For the nine months ended
	April 30, 2024	April 30, 2023
Cash Flows from Operating Activities
Net loss	$(529,838)	$(354,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on change in derivative liabilities	(47,616)	(142,268)
Stock based compensation	222,000	87,170
Gain on settlement of debt	-	(2,310)
Depreciation and amortization	1,046	1,042
Changes in operating assets and liabilities
Increase in inventory	-	25
Increase in prepaid assets	970	39,686
Increase in accounts payable	169,285	282,380
Increase in accounts payable related party	1,694	2,985
Net cash used in operating activities	(182,459)	(85,385)

Cash Flows provided by Financing Activities
Proceeds from related party advances	85,985	35,960
Payments on related party advances	(527)	(50,592)
Proceeds from sale of common stock	-	100,000
Proceeds from sale of preferred stock	97,840	-
Net cash provided by financing activities	183,298	85,368

Net increase (decrease) in Cash	839	(17)

Beginning cash balance	10	32

Ending cash balance	$849	$15

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Silver used to settle debt	$-	$152,785

The accompanying notes are an integral part of these unaudited financial statements.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of April 30, 2024, the Company had $849 cash on hand. At April 30, 2024, the Company has an accumulated deficit of $38,953,783. For the nine months ended April 30, 2024, the Company had a net loss of $529,838 and net cash used in operations of $182,459. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Reclassification – Certain prior year amounts have been reclassified for consistency with the current period presentation. The Company reclassified shares repurchased by the Company is prior years and not cancelled from Common Stock and Additional Paid in Capital to Treasury Stock on the Consolidated Balance and Statement of Stockholders Deficit. This reclassification had no effect on the reported results of operations.

3. SUMMARY OF SIGNIFICANT POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s, derivative liabilities, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There were $849 and $10 in cash and no cash equivalents as of April 30, 2024 and July 31, 2023, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of April 30, 2024, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Derivative Financial Instruments	$-	$-	$489,569	$489,569

As of July 31, 2023, the Company’s stock price was $0.003, risk-free discount rate of 5.48% and volatility of 486.12%.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Derivative Financial Instruments	$-	$-	$441,953	$441,953

As of April 30, 2024, the Company’s stock price was $0.003, risk-free discount rate of 5.48% and volatility of 309.28%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended April 30, 2024:

Amount
Balance July 31, 2023	$489,569
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	(47,616)
Balance April 30, 2024	$441,953

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

Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the nine months ending April 30, 2024 and 2023, the Company recorded an impairment expense of $0 and $0, respectively.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $436 and $40,150 during the nine months ended April 30, 2024 and 2023, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following as of April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(25,108)	(24,062)
Intangible assets, net	$10,964	$12,010

Amortization expense for the nine months ended April 30, 2024 and 2023, was $1,046 and $1,042 respectively.

5. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Advances from related parties consist of the following as of April 30, 2024:

	Principal as of	Nine months ending April 30, 2024		Principal as of	Accrued interest balance As of
	July 31, 2023	Funds advanced	Funds repaid	April 30, 2024	April 30, 2024
B. Romanek, shareholder	$59,648	$742	$(527)	$59,863	$6,874
Scott Cox, CEO	-	85,243	-	85,243
TOTAL	$59,648	$85,985	$(527)	$145,106	$6,874

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

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. As of April 30, 2024, the balance of the note was $130,761.

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

7. COMMITMENTS AND CONTINGENCIES

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

In the spring of 2021, the Company’s former CEO, Parker Mitchell, filed suit against the Company for wrongful termination (case no A-21-833007-C filed in the District Court Clark City, Nevada). The matter was subsequently settled on or about December 12, 2021 , and the case was dismissed on or about December 12,2021 . On December 12, 2021, the suit was settled for $100,000 which was recorded as a contingent liability as of July 31, 2021.

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022.. On January 31, 2024, the Company and Iliad entered into a Settlement Agreement and Mutual Release to fully settle all disputes related to the Case and the Arbitration.

8. STOCK WARRANTS

The following is a summary of warrant activity during the nine months ended April 30, 2024.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2023	4,210,379	$1.26
Warrants granted and assumed	-	$-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, April 30, 2024	4,210,379	$1.26

9. SHAREHOLDERS’ DEFICIT

As of April 30, 2024 and July 31, 2023, the Company had 40,266,149 and 34,146,149 shares of common stock issued and 38,866,149 and 32,746,149  outstanding, respectively.

As of April 30, 2024 and July 31, 2023, the Company had 826,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of April 30, 2024 and July 31, 2023, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of April 30, 2024 and July 31, 2023, the Company had 412 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 17, 2023, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

On March 13, 2024, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

During the nine months ended April 30, 2024, the Company issued 6,120,000 shares of common stock for $266,000 cash, all of which was received during the year ended July 31, 2022 and was included in stock payable as of year-end.

During the nine months ended April 30, 2024, the Company issued 600,000 shares of Series A Preferred Stock for services valued at $222,000.

10. SUBSEQUENT EVENTS

On September 25, 2024, the Company sold 69 shares of Series C Preferred Stock for $64,000.

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

Employees

As of April 30, 2024, the Company has 1 employee.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended April 30, 2024, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of  $38,953,783 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended April 30, 2024 and 2023:

Our operating results for the three months ended April 30, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	April 30,		Change
	2024	2023	Amount	Percentage
Operating loss	$(379,698)	$(58,020)	$(321,678)	554%
Other income	$484,320	$152,375	$331,945	(218%)
Net income (loss)	$104,622	$94,355	$10,267	11%

Revenues

We did not earn any revenues during the three months ending April 30, 2024 and 2023, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations increased to $379,698 during the three months ending April 30, 2024, from an operating loss of $58,020 in the comparative period ending April 30, 2023. The following table presents operating expenses for the three-month periods ending April 30, 2024 and 2023:

	Three months ended
	April 30,		Change
	2024	2023	Amount	Percentage
Professional fees	$148,415	$7,659	$140,756	1,838%
Salaries and wages	222,000	46,937	175,063	373%
General and administrative expenses	9,283	3,424	5,859	171%
Total operating expenses	$379,698	$58,020	$146,615	554%

We realized an increase of $140,756 in professional expenses during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, which was primarily the result of an increase in legal and accounting fees. We realized an increase of $175,063 in Salaries and wages expenses during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, which was primarily the result of an increase in stock-based compensation. We realized an increase of $5,859 in general and administrative expenses during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to an increase in travel costs.

Other Income (Expense)

The following table presents other income and expenses for the three months ended April 30, 2024 and 2023:

	Three months ended
	April 30,		Change
	2024	2023	Amount	Percentage
Gain/(loss) on change in derivative liability	$502,657	$171,604	$331,053	193%
Gain on settlement of debt	-	-	-	-%
Interest Expense	(18,337)	(19,229)	(892)	(5%)
Total other income (expense)	$484,320	$152,375	$331,945	218%

Gain on change in derivative liability increased by $331,053 during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $892 during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, due to related party debt settled with physical silver assets.

Net income (loss)

Net income increased to $104,622 during the three months ended April 30, 2024, from a net income of $94,355 in the same period in the prior fiscal year due to the factors discussed above.

For the Nine Months Ended April 30, 2024 and 2023:

Our operating results for the nine months ended April 30, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Nine months ended
	April 30,		Change
	2024	2023	Amount	Percentage
Operating loss	$(520,067)	$(439,261)	$(80,806)	18%
Other expense	$(9,771)	$85,166	$(94,937)	(111%)
Net income (loss)	$(529,838)	$(354,095)	$(175,743)	50%

Revenues

We did not earn any revenues during the nine months ending April 30, 2024 and 2023, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our business strategy and launched sales of our dHydronator® product.

Operating Income (Loss)

Our loss from operations increased to $520,067 during the nine months ending April 30, 2024, from an operating loss of $439,261 in the comparative period ending April 30, 2023. The following table presents operating expenses for the nine-month periods ending April 30, 2024 and 2023:

	Nine months ended
	April 30,		Change
	2024	2023	Amount	Percentage
Professional fees	$186,113	$229,206	$(43,093)	(18)%
Salaries and wages	315,875	140,812	175,063	124%
General and administrative expenses	18,079	69,243	(51,164)	(74)%
Total operating expenses	$520,067	$439,261	$(80,806)	18%

We realized a decrease of $43,093 in professional expenses during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, which was primarily the result of a decrease in consulting fees. We realized an increase of $175,063 in Salaries and wages expenses during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, which was primarily the result of an increase in stock-based compensation. We realized a decrease of $51,164 in general and administrative expenses during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to a decrease in advertising costs.

Other Income (Expense)

The following table presents other income and expenses for the nine months ended April 30, 2024 and 2023:

	Nine months ended
	April 30,		Change
	2024	2023	Amount	Percentage
Gain/(loss) on change in derivative liability	$47,616	$142,268	$(94,652)	(67)%
Gain on settlement of debt	-	2,310	(2,310)	(100)%
Interest Expense	(57,387)	(59,412)	(2,025)	(3)%
Total other income (expense)	$(9,771)	$85,166	$(94,937)	(111%)

Gain on change in derivative liability decreased by $94,652 during the nine months ended April 30, 2024, as compared to the same period in the prior fiscal year, due to change in derivative liabilities caused by fluctuations in the price of our common stock between reporting periods. Interest expense decreased by $2,025 during the nine months ended April 30, 2024, as compared to the same period in the prior fiscal year, due to a reduction in debt.

Net income (loss)

Net loss increased to $(529,838) during the nine months ended April 30, 2024, from a net loss of $(354,095) in the same period in the prior fiscal year due to the factors discussed above.

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

Working Capital

The following table presents our working capital position as of April 30, 2024 and July 31, 2023:

	April 30	July 31,
	2024	2023
Cash and cash equivalents	$849	$10
Prepaid expenses	-	970
Current assets	$849	$980
Current liabilities	3,431,644	3,222,823
Working capital deficit	$(3,430,795)	$(3,221,843)

The change in working capital during the nine months ended April 30, 2023, was primarily due to an increase in current liabilities due to an increase in derivative liabilities as well as an increase in accounts payable. Current assets also decreased primarily due to amortization of prepaid expenses.

Cash Flow

We fund our operations with cash received from advances from officers and related parties, debt, and issuances of equity.

The following tables presents our cash flow for the nine months ended April 30, 2024 and 2023:

	Nine months ended
	April 30,
	2024	2023
Cash Flows Used in Operating Activities	$(182,459)	$(85,385)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	183,298	85,368
Net increase (decrease) in Cash During Period	$839	$(17)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended April 30, 2024.

For the nine months ended April 30, 2024, net cash flows used in operating activities consisted of $(529,838), decreased primarily by stock-based compensation of $222,000, an increase in accounts payable of $169,285 and gain on change in derivative liabilities of $47,616.

Cash Flows from Investing Activities

For the nine months ended April 30, 2024 and 2023, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the nine months ended April 30, 2024, we received $85,985 from related parties, and 97,840 from proceeds of sale of preferred stock, and $(527) for net repayments on related party advances.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about January 5, 2021, another Company lender, Iliad Research and Trading, L.P. (“Iliad”), sent a demand letter to the Company regarding the Company’s alleged default under its promissory note issued to Iliad. The Company retained litigation counsel in Nevada and responded, and Iliad sued the Company in the fall of 2021 in Utah, where Iliad is domiciled (case no. 210000342 filed in the Third Judicial Court of Salt Lake City, Utah). In December of 2021, the Company was improperly served, Iliad subsequently received a default judgment, and the Company then filed a motion to set aside the judgment, which motion was granted by the court on or about May 9, 2022. The Company intends to vigorously defend the action, and on or about May 31, 2022, removed the case to United States District Court for the District of Utah (case no. 2:22-cv-00367-DAO). The Company subsequently filed a motion to stay arbitration as demanded by Iliad and filed an Answer and Counterclaim against Iliad. The case was later remanded back to Utah state court, and the judge ordered the matter to be arbitrated. In 2023, the parties agreed to have Paul Moxley arbitrate the dispute. In the arbitration, the Company is both defending against Iliad’s claims and pursuing counterclaims against Iliad. The matter was previously scheduled for trial in February 2024, but the parties are in the process of identifying new 2024 trial dates. The Company also filed a renewed motion to stay arbitration. On January 31, 2024, the Company and Iliad entered into a Settlement Agreement and Mutual Release to fully settle all disputes related to the Case and the Arbitration.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 17, 2023, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

On March 13, 2024, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

On February 7, 2024, the Company issued 6,120,000 shares of common stock for $266,000 cash, all of which was received during the year ended July 31, 2022 and was included in stock payable as of year-end.

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

THC THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Scott Cox
Scott Cox
Interim Chief Executive Officer

