Form 10-K
period 2024-07-31
THC Therapeutics, Inc.
filed 2026-02-27
CIK 1404935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-55994

THC THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0164981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

203 S Church St. Jacksboro, Texas	76458
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (940) 463-5156

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

On January 31, 2024, the last business day of the registrant’s second fiscal quarter during the fiscal year ending July 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $102,174, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.0037/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of February 10, 2026, the registrant had 40,266,149 shares of its common stock, $0.001 par value, outstanding.

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

The Company is focused on developing a sanitizing herb dryer, the dHydronator®, which has been specifically designed for the drying and sanitizing (i.e., reducing the bacterial count) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. Additionally, the Company is looking for acquisition candidates and strategic opportunities across the cannabis industry.

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

On June 20, 2025, the Company closed a Share Exchange Agreement and acquired 100% of The Headquarters Group, Inc., an Oregon corporation, and its related subsidiaries, in exchange for 11,007 shares of newly created Series D Preferred stock of the Company.

The Company’s fiscal year end is July 31, its telephone number is (940) 463-5156, and the address of its principal executive office is 203 S Church St., Jacksboro, Texas 76458.

Description of Business

The Company is focused on operations in the wellness industry. The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven product is specifically designed for the drying and sanitizing (i.e., reducing the bacterial count by using ultraviolet light) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. Additionally, the Company is looking for acquisition candidates and strategic opportunities across the cannabis industry.

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

More specifically, once we have at least $2,000,000 in available cash flow or funds from other operations and if we receive the patent, we intend to engage in further development efforts as follows: (i) finalizing case design, with an estimated tooling expense of approximately $300,000-$500,000; manufacturing pre-production units for field testing and presentation to potential partners and distributors, with an estimated expense of $250,000; (iii) hiring a subject-matter expert and consultants or employees in the home herb garden and legal cannabis marketplace to manage the development and sales of herb dryer, with an estimated expense of $400,000 for 12 months; (iv) engaging in further detailed laboratory of our herb drying with respect to cannabis plants and home herb garden plants, with an estimated expense of $50,000 to $100,000 for 12 months; (v) establishing a relationship with a market research and/or marketing company to explore creative strategies, advertising concepts, and consumer opinion, explore applications of our intellectual property in the existing wholesale and retail distribution channels for home herb, garden products and legal cannabis markets, and determine the best path for sales, distribution and licensing of our intellectual property, with an estimated expense of $1,000,000 for 12 months.

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

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

The Company has acquired the exclusive intellectual property rights to the dHydronator® sanitizing plant dryer with improved convection flow from the Company’s former Director, Brandon Romanek. Mr. Romanek’s father irrevocably assigned those intellectual property rights to Mr. Romanek in 2016. A trademark application for the mark “dHyrdonator” has been filed (serial no. 86874611), and a patent application was filed with the United States Patent and Trademark Office (“USPTO”), docket number 5503.101 (application nos. 15/467,722 and 62/312,327), for 20 separate herb dryer design, function, and usage patents. On or about July 20, 2018, the Company’s patent counsel received a Notification of Allowance from the USPTO, notifying the Company that the USPTO would be allowing all 20 claims, and on or about November 20, 2018, the USPTO granted the final patent (patent no. 10,132,56), the Company was subsequently notified of the patent grant, and the patent has been recorded with the USPTO as being assigned to the Company.

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

Employees

The Company currently has one full-time employee, CEO and director, Scott Cox.

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

We have not generated any revenues or profit during the years ended July 31, 2024 and 2023. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand will not sufficiently support our operation for the next twelve months. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of July 31, 2024, we had an accumulated deficit of approximately $39.24 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses, and there is no guarantee that we will ever generate revenues, or that we ever achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Federal drug regulation and enforcement may adversely impact our operations.

Currently, there are approximately 38 states plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment, and there are approximately 24 states and the District of Columbia that have more expansive laws legalizing marijuana for recreational use. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law.

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

We have acquired the rights to our sanitizing herb dryer, the dHydronator®, from our former CEO, Mr. Romanek, and the herb dryer has received patent protection. There is no guarantee that we will be able to maintain the patent in the future.

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

We are highly dependent on Scott Cox, our Chief Executive Officer. We have not formal employment agreement with Mr. Cox that could prevent him from terminating his employment with us at any time. We do not maintain “key person” insurance for any personnel. The loss of the services of Mr. Cox could impede the achievement of our herb dryer research, development, commercialization and acquisition objectives.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore our stock is considered a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;
●	receive the purchaser’s prior written agreement to the transaction;
●

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

●	sales or potential sales of substantial amounts of our common stock;
●	the success of competitive products or technologies;
●	announcements about us or about our competitors, including new product introductions and commercial results;
●	the recruitment or departure of key personnel;
●	developments concerning our licensors or manufacturers;
●	litigation and other developments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us; and
●	general economic, industry and market conditions.

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

Our executive officer and director, Scott Cox, holds 800,000 shares of our Series A Preferred Stock (each share votes as the equivalent of 100 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, he would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Cox would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As we continue to grow our business, we may encounter other risks of which we are not aware as of the date of this filing. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is quoted on the OTC Link alternative trading system operated by OTC Markets Group, Inc., under the symbol “THCT.” As of July 31, 2024, the Company’s common stock was held by 45 stockholders of record, which does not include stockholders whose shares are held in street or nominee name.

The following chart is indicative of the fluctuations in the stock prices for the fiscal years ended July 31, 2024 and 2023:

	For the Years Ended July 31,
	2024		2023
	High	Low	High	Low

First Quarter	$0.003	$0.0004	$0.0649	$0.021
Second Quarter	$0.001	$0.0004	$0.0699	$0.003
Third Quarter	$0.0004	$0.0001	$0.05	$0.0026
Fourth Quarter	$0.0005	$0.0001	$0.003	$0.0026

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

Related Stockholder Matters

None.

Unregistered Sales of Equity Securities During Three Months Ended July 31, 2024

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

Plan of Operation

THC Therapeutics is focused on the wellness and nutraceutical industry. The Company is developing a sanitizing herb dryer, the dHydronator®, with multiple design, function, and usage patents. This innovative, laboratory-proven product is specifically designed for the drying and sanitizing (i.e., reducing the bacterial count) of freshly harvested cannabis, and other herbs, flowers, and tea leaves. The dHydronator® can reduce moisture content of cannabis to 10-15% in only 10-14 hours. Traditional herbal drying times can take up to two weeks. Additionally, the Company is looking for acquisition candidates and strategic opportunities across the cannabis industry.

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2024 and 2023, which are included herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of approximately $39.2 million since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Year Ended July 31, 2024 and 2023:

Our operating results for the year ended July 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Years ended
	July 31,		Change
	2024	2023	Amount	Percentage
Operating loss	$(541,975)	$(493,912)	$(48,063)	10%
Other income (expense)	$(269,587)	$106,876	$(376,463)	(352)%
Net income (loss)	$(811,562)	$(387,036)	$(424,526)	110%

Revenues

We did not earn any revenue during the fiscal years ending July 31, 2024 and 2023, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our operational strategy and launched sales of our herb dryer product.

Operating Income (Loss)

Our loss from operations increased by $48,063 during the fiscal year ended July 31, 2024, from an operating loss of $493,912 for the 2023 fiscal year. The following table presents operating expenses for the 2024 and 2023 fiscal years:

	Years ended July 31,		Change
	2024	2023	Amount	Percentage
Professional fees	$266,637	$235,666	$30,971	13%
Salaries and wages	34,543	187,749	(153,206)	(82%)
General and administrative expenses	240,795	70,497	170,298	242%
Total operating expenses	$541,975	$493,912	$48,063	10%

We realized a increase of $30,971 in professional fees during the fiscal year ended July 31, 2024, as compared to 2023 fiscal year, primarily due to a increase in legal fees. We also realized a increase in General and administrative expenses during the fiscal year ended July 31, 2024, as compared to the 2023 fiscal year, primarily due to an increase in stock-based compensation. We also realized a decrease of $153,206 in salaries and wages during the fiscal year ended July 31, 2024, as compared to the 2023 fiscal year, primarily due to an decrease in payroll expenses resulting from the resignation of our CEO.

Other Income (Expense)

The following table presents other income and expenses for the fiscal years ended July 31, 2024 and 2023:

	Years ended
	July 31,		Change
	2024	2023	Amount	Percentage
Gain/(loss) on change in derivative liability	$(125,444)	$184,143	$(309,587)	(168%)
Gain on settlement of debt	$-	$2,310	$(2,310)	(100%)
Interest Expense	(144,143)	(79,577)	(64,566)	81%
Total other income (expense)	$(269,587)	$106,876	$(376,463)	(231%)

Gain/loss on change in derivative liability decreased by $309,587 during the fiscal year ended July 31, 2024, as compared to the 2023 fiscal year, due to the fluctuations in the price of our common stock between reporting periods. Interest expense increased by $64,566 during the fiscal year ended July 31, 2024, as compared to the 2023 fiscal year, due to an increase in debt during 2024.

Net Income (loss)

Net loss increased to $811,562 during the fiscal year ended July 31, 2024, from a net loss of $387,036 in the 2023 fiscal year.

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

Working Capital

As of July 31, 2024, we had total current assets of $35 and total assets in the amount of $10,648. Our total current liabilities as of July 31, 2024 were $3,712,203. We had a working capital deficit of $3,712,168 as of July 31, 2024, compared with a working capital deficit of $3,221,843 as of July 31, 2023.

Cash Flows from Operating Activities

Operating activities used $183,273 in cash for the year ended July 31, 2024, as compared with $85,432 used for the year ended July 31, 2023. Our negative operating cash flows for 2024 and 2023 were largely the result of our net loss for those years, mainly offset by changes in operating assets and liabilities and gain/losses on derivative liabilities and stock-based compensation.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2024, no cashflows were used in investing activities. For the fiscal year ended July 31, 2023, no cashflows were used in investing activities.

Cash Flows from Financing Activities

Cash flow provided from financing activities was $183,298 for the year ended July 31, 2024, as compared with $85,410 provided by cash flows for financing activities during the year ended July 31, 2023. Cash flows from financing activities is a related to advances, net of payments from related parties and the sale of common and preferred stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, derivatives, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of THC Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of THC Therapeutics, Inc. (the Company) as of July 31, 2024, and the related consolidated statement of operations, consolidated statement of stockholders deficit, and consolidated statement of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of THC Therapeutics, Inc. as of July 31, 2023, and for the year then ended were audited by other auditors whose report dated February 15, 2024 expressed an unqualified opinion on those financial statements.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

I.          Accounting for Derivative Liabilities

Critical Audit Matter Description

As discussed in Note 8 to the consolidated financial statements, the Company’s convertible debt arrangements include embedded conversion features that require bifurcation and accounting as derivative liabilities under ASC 815, Derivatives and Hedging. The related derivative liabilities are measured at fair value and their changes in fair value are recognized in earnings.

The auditing of the Company’s derivative liabilities involved especially challenging auditor judgment due to (i) the need to interpret complex contractual terms and embedded conversion features, (ii) the application of complex accounting guidance to determine the appropriate classification and accounting conclusions, and (iii) the evaluation of management’s fair value measurements, which required the use of valuation models and significant Level 3 assumptions (including stock price inputs, volatility, expected term, risk-free rate, and conversion-price related inputs). The derivative liabilities were material to the financial statements.

Audit Response

Our audit procedures to address the accounting of the derivative liabilities included the following, among others:

-	We obtained and reviewed relevant debt agreements, amendments, and settlement agreements to identify embedded features that could require derivative liability classification under ASC 815.

-	We evaluated the Company’s debt versus equity classification conclusions and assessed the appropriateness of management’s accounting under applicable U.S. GAAP.

-

We recalculated the fair value of the derivative liabilities using option-pricing techniques, corroborated the reasonableness of key inputs and assumptions (including Level 3 assumptions), and recalculated the related fair value gain/loss recognized during the period.

-

We tested completeness by reconciling issuances, conversions, expirations, and refinancings to supporting documentation (including transfer agent records, minutes, and relevant filings) to evaluate whether any instruments or embedded features were omitted.

-	We tied the ending derivative liability balances and period-over-period changes to the Trial Balance.

GreenGrowth CPA’s

We have served as the Company’s auditor since 2024

Los Angeles, California

February 26, 2026

PCAOB ID Number 6580

Item 8. Consolidated Financial Statements and Supplementary Data.

THC THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2024	July 31, 2023
Current assets
Cash	$35	$10
Prepaid expenses	-	970
Total current assets	35	980

Intangible assets, net	10,613	12,010

Total assets	10,648	12,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,319,294	$1,123,213
Accounts payable and accrued liabilities – related party	1,001,001	918,604
Advances from related parties	145,106	59,648
Notes payable, net	25,000	25,000
Convertible notes payable	576,028	576,028
Convertible notes payable, related party	130,761	130,761
Derivative liability	615,013	489,569
Total current liabilities	3,812,203	3,322,823

Total liabilities	3,812,203	3,322,823

Commitments and Contingencies (See note 10)	-	-

Stockholders' deficit
Preferred stock; $0.001 par value; 6,983,500 shares authorized; 0 shares issued and outstanding as of July 31, 2024 and 2023, respectively
Preferred A stock; $0.001 par value; 3,000,000 shares authorized; 826,000 and 226,000 shares issued and outstanding as of July 31, 2024 and 2023, respectively	826	226
Preferred B stock; $0.001 par value; 16,500 shares authorized; 0 and 0 shares issued and outstanding as of July 31, 2024 and 2023, respectively	-	-
Preferred C stock; $0.001 par value; 10,000 shares authorized; 412 and 300 shares issued and outstanding as of July 31, 2024 and 2023, respectively	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 40,266,149 and 34,146,149 shares issued and outstanding as of July 31, 2024 and 2023, respectively	40,266	34,146
Treasury stock	(97,500)	(97,500)
Stock payable	486,228	752,228
Stock receivable	(6,902,000)	(6,902,000)
Additional paid-in capital	41,906,132	41,327,012
Accumulated deficit	(39,235,507)	(38,423,945)
Total stockholders' deficit	(3,801,555)	(3,309,833)

Total liabilities and stockholders' deficit	$10,648	$12,990

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended
	July 31, 2024	July 31, 2023

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Professional fees	266,637	235,666
Salaries and wages	34,543	187,749
General and administrative	240,795	70,497
Total operating expenses	541,975	493,912

Loss from operations	(541,975)	(493,912)

Other income (expense)
Gain (loss) on derivative liability	(125,444)	184,143
Gain on settlement of debt	-	2,310
Interest expense	(144,143)	(79,577)
Total other income (expense)	(269,587)	106,876

Net income (loss)	$(811,562)	$(387,036)

Basic loss per common share	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	35,680,396	32,806,009

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Preferred A Stock		Preferred B Stock		Preferred C Stock		Treasury Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficit
Balance, July 31, 2022	226,000	226	-	-	300	-	1,400,000	(97,500)	33,891,671	33,892	41,270,046	622,278	(6,902,000)	(38,036,909)	(3,109,967)
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Shares issued for services	-	-	-	-	-	-	-	-	700,000	700	56,520	29,950	-	-	87,170
Shares cancelled	-	-	-	-	-	-	-	-	(445,522)	(446)	446	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(387,036)	(387,036)
Balance, July 31, 2023	226,000	226	-	-	300	-	1,400,000	(97,500)	34,146,149	34,146	41,327,012	752,228	(6,902,000)	(38,423,945)	(3,309,833)
Shares issued for cash, net of issaunce cost	-	-	-	-	112	-	-	-	6,120,000	6,120	357,720	(266,000)	-	-	97,840
Shares issued for services	600,000	600	-	-	-	-	-	-	-	-	221,400	-	-	-	222,000
Net loss	-	-	-	-	-	-	-		-		-	-	-	(811,562)	(811,562)
Balance, July 31, 2024	826,000	826	-	-	412	-	1,400,000	(97,500)	40,266,149	40,266	41,906,132	486,228	(6,902,000)	(39,235,507)	(3,801,555)

The accompanying notes are an integral part of these financial statements.

THC THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the years ended
	July 31, 2024	July 31, 2023
Cash Flows from Operating Activities
Net loss	$(811,562)	$(387,036)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on change in derivative liabilities	125,444	(184,143)
Stock based compensation	222,000	87,170
Gain on settlement of debt	-	(1,460)
Depreciation and amortization	1,397	1,393
Changes in operating assets and liabilities
Increase in inventory	-	25
Decrease in prepaid assets	970	39,686
Increase in accounts payable and accrued expenses	196,081	355,948
Increase in accounts payable and accrued expenses - related party	82,397	2,985
Net cash used in operating activities	(183,273)	(85,432)

Cash Flows provided by Financing Activities
Proceeds from related party advances	85,985	36,002
Payments on related party advances	(527)	(50,592)
Proceeds from sale of common stock	-	100,000
Proceeds from sale of preferred stock, net	97,840	-
Net cash provided by financing activities	183,298	85,410

Net decrease in Cash	25	(22)

Beginning cash balance	10	32

Ending cash balance	$35	$10

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Silver used to settle debt	$-	$152,785

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

Reclassifications - Certain prior year amounts have been reclassified for consistency with the current period presentation, including amounts included in current liabilities and stockholders’ equity. These reclassifications had no effect on the reported results of operations.

Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of July 31, 2024, the Company had $35 cash on hand. At July 31, 2024 the Company has an accumulated deficit of $39,235,507. For the year ended July 31, 2024, the Company had a net loss of $811,562, and net cash used in operations of $183,273. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

3. SUMMARY OF SIGNIFICANT POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, derivative liabilities and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There were $35 and $10 in cash and no cash equivalents as of July 31, 2024 and 2023, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of July 31, 2024, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Derivative Financial Instruments	$-	$-	$615,013	$615,013

As of July 31, 2024, the Company’s stock price was $0.0006, risk-free discount rate of 5.28% and volatility of 417.93%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the year ended July 31, 2024:

Amount
Balance July 31, 2023	$489,569
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	125,444
Balance July 31, 2024	$615,013

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Liabilities
Derivative Financial Instruments	$-	$-	$489,569	$489,569

As of July 31, 2023, the Company’s stock price was $0.003, risk-free discount rate of 5.48% and volatility of 486.12%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value based on the Black Scholes Merton pricing model on a recurring basis using significant unobservable inputs for the year ended July 31, 2023:

Amount
Balance July 31, 2022	$673,712
Derivative reclassed to additional paid in capital	-
Change in fair market value of derivative liabilities	(184,143)
Balance July 31, 2023	$489,569

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $436 and $484 during the years ended July 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

4. INTANGIBLE ASSETS

Intangible assets consist of the following as of July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Patents and patents pending	$19,699	$19,699
Trademarks	1,275	1,275
Website and domain names	15,098	15,098
Less: accumulated depreciation	(25,459)	(24,062)
Intangible assets, net	$10,613	$12,010

Amortization expense for the years ended July 31, 2024 and 2023, was $1,397 and $1,393 respectively.

5. RELATED PARTY TRANSACTIONS

ADVANCES FROM RELATED PARTIES

Our Former Chief Executive Officer and shareholder previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 0%.

Advances from related parties consist of the following as of July 31, 2024:

	Principal as of	Year ending July 31, 2024		Principal as of
	July 31, 2023	Funds advanced	Funds repaid	July 31, 2024
B. Romanek, shareholder	$59,648	$-	$-	$59,648
Scott Cox President and CEO	-	85,985	(527)	85,458
TOTAL	$59,648	$85,985	$(527)	$145,106

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our former Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.  On February 1, 2019, we amended the employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $178,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.

During the year ended July 31, 2024 and 2023, the Company accrued $29,666 and $187,748, respectively due to Mr. Romanek related to this agreement. As of July 31, 2024, Mr. Romanek has allowed the Company to defer a total of $891,535 in compensation earned to date related to his employment agreements.

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

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. As of July 31, 2024, the balance of the note was $130,761 and accrued interest was $109,466.

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:

	July 31,	July 31,
	2024	2023

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

The Company recorded debt discounts in the amount of $135,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of each tranche of the Note to be amortized utilizing the effective interest method of accretion over the term of each tranche of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2024.

Further, the Company recognized a derivative liability of $465,748 and an initial loss of $335,248 based on the Black-Scholes pricing model.

	72,000	72,000
Unamortized debt discount	-	-
Total, net of unamortized discount	72,000	72,000

On May 1, 2019, we entered into a convertible promissory note pursuant to which we borrowed $200,000 from the father of the Company’s former Chief Executive Officer. Interest under the convertible promissory note is 11% per annum, and the principal and all accrued but unpaid interest is due on May 1, 2021. The note is convertible six months after the issuance date at the noteholder’s option into shares of our common stock at a Variable Conversion Price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.

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

Unamortized debt discount

Total, net of unamortized discount	130,761	130,761

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

	133,560	133,560

The Company recorded a debt discount in the amount of $66,780 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 during the year ended July 31, 2024.

Further, the Company recognized a derivative liability of $138,172 and an initial loss of $134,237 based on the Black-Scholes pricing model.

On December 16, 2020 the lender served a notice of default due to failure of the Company to honor a conversion notice served earlier in December. Due to the default the note incurred an additional $66,780 due in principal and $279 in interest.

On July 9, 202,1 the Company entered into an agreement to assign the loan to a new investor.

Unamortized debt discount	-	-
Total, net of unamortized discount	133,560	133,560
Total notes payable, net of unamortized discount	$706,789	$706,789

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

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at July 31, 2024 and 2023:

	2024	2023
Deferred income tax assets:	$8,239,456	$8,069,028
Valuation allowance	(8,239,456)	(8,069,028)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31, 2024 and 2023:

	2024	2023
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of July 31, 2024, the Company had net operating loss carryforwards of approximately $39,235,507 and net operating loss carryforwards expire in 2023 through 2031. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $8,239,456 generated for the year ended July 31, 2024, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of July 31, 2024 and 2023 the Company has no unrecognized uncertain tax positions, including interest and penalties.

11. STOCK WARRANTS

The following is a summary of warrant activity during the year ended July 31, 2024 and 2023.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2022	2,610,379	$1.26
Warrants granted and assumed	1,600,000	$0.25
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, July 31, 2023	4,210,379	$1.26
Warrants granted and assumed	-	-
Warrants expired	-	$-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, July 31, 2024	4,219,379	$1.26

12. SHAREHOLDERS’ DEFICIT

As of July 31, 2024 and 2023, the Company had 40,266,149 and 34,146,149 shares of common stock issued and outstanding, respectively.

As of July 31, 2024 and 2023, the Company had 826,000 and 226,000 shares of Series A Preferred Stock issued and outstanding, respectively

As of July 31, 2024 and 2023, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of July 31, 2024 and July 31, 2023, the Company had 412 and 300 shares of Series C Preferred Stock issued and outstanding, respectively.

On November 17, 2023, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

On March 13, 2024, the Company sold 56 shares of Series C Preferred Stock for $48,920, net of $5,080 in offering cost.

On February 7, 2024, the Company issued 6,120,000 shares of common stock for $266,000 cash, all of which was received during the year ended July 31, 2022 and was included in stock payable during the year ended July 31, 2023.

During the year ended July 31, 2024, the Company issued 600,000 shares of Preferred A Stock for services valued at $222,000.

13. SUBSEQUENT EVENTS

On September 25, 2024, the Company sold 69 shares of Series C Preferred Stock for $64,000, net of $5,200 in offering cost.

On June 20, 2025, the Company closed a Share Exchange Agreement and acquired 100% of The Headquarters Group, Inc., an Oregon corporation, and its related subsidiaries, in exchange for 11,007 shares of newly created Series D Preferred stock of the Company.

On July 7, 2025, the Company entered into a Share Exchange Agreement to acquire 100% of ST Holdings Group, LLC and its subsidiaries in exchange for 3,000 Series D Preferred shares, constituting an unregistered equity issuance. As of the date of filing, the agreement has not closed and the shares have not been issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 8, 2024, the Company received a letter from the Securities and Exchange Commission informing the Company that the Public Accounting Oversight Board has revoked the registration of our auditor, Gries & Associates, LLC (“Gries”). Accordingly, that same day, the Board of Directors of Registrant approved the dismissal of Gries and dismissed Gries as the independent certifying accountant for the Registrant that same day. None of the reports of Gries on the Registrant's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements for the year ended July 31, 2023 contained a going concern qualification in the Registrant's audited financial statements.

During the two most recent fiscal years and any subsequent interim period preceding Gries’s dismissal, there were no disagreements with Gries on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Gries concerning the subject matter of each of such disagreements would have caused them to make reference thereto in their report on the financial statements.

On March 8, 2024, the Registrant’s Board of Directors approved the engagement of GreenGrowth CPA’s (“Green Growth”), as the Registrant's independent accountant effective immediately to audit the Registrant’s financial statements and to perform reviews of interim financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. Based on this assessment, management concluded that, as of July 31, 2024, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Item 9B. Other Information.

None.

 Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions	Period of Service Began
Scott Cox	52	CEO, CFO, Director	September 29, 2023

__________

(1)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

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

Director and Officer Biographical Information

Scott Cox

Mr. Cox, age 52, has over 20 years of experience in the management and operations of public and private companies. Since November 2019, Mr. Cox has been the CEO of Verde Bio Holdings, Inc. (OTC: VBHI), and he has been a member of its Board of Directors since January 2020. Mr. Cox served as the President and COO of NewBridge Global Ventures, Inc. (OTC: NBGV) from October 2017 to September 2018, where he led a transition into the legal cannabis space and successful reverse merger with a family-owned consortium of companies. Since October 2015, Mr. Cox has served as a Principal in Basin Capital, Inc., a private family office focused on the acquisition and divestiture of oil and gas properties and various entrepreneurial ventures. Prior to Basin Capital, Mr. Cox has served in various Executive Management positions for both private and public companies.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole officer and director, Mr. Cox, has not, during the past ten years:

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

40

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2024 and 2023.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($) (2)	($)
Brandon Romanek	2024	29,666	–		–	–	–
Former CIO, President & Director (1)	2023	187,749	–	–	–		187,749

Scott Cox (2)	2024	–		222,000			222,000
CEO,CFO, Director	2023	–	–	–	–	–	–

___________

(1)	Mr. Romanek was appointed as CEO, CFO, President, Treasurer, Secretary and a director of the Company on January 12, 2017.
(2)	Mr. Cox was appointed September 29, 2023

Director Compensation

No directors of the Company receive compensation for serving as a director of the Company (although Mr. Romanek during the fiscal year ending July 31, 2024, received compensation for their services as officers of the Company).

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

As of July 31, 2024, the Company had authorized 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, with 3,000,000 shares of preferred stock designated as Series A Preferred Stock, 16,500 shares of preferred stock designated as Series B Preferred Stock, and 300 shares of preferred stock designated as Series C Preferred Stock. There were 40,266,149 shares of common stock, 826,000 shares of Series A Preferred Stock, 0 shares of Series B Preferred Stock, and 412 shares of Series C Preferred Stock outstanding as of July 31, 2024. Each share of Series A Preferred Stock is convertible into 100 shares of common stock, and each share entitles the holder thereof to 100 votes per share. Each share of Series B Preferred Stock is convertible one year following issuance at a variable conversion rate equal to the stated price of $1.00 divided by the prior day’s closing price of the Company’s common stock as quoted on the OTC Link, LLC, operated by OTC Markets Group, Inc. Each share of Series C Preferred Stock is convertible into at a variable conversion rate equal to 80% of the lowest volume-weighted average price of the Common Stock during the twenty (20) trading days immediately preceding, but not including, the date that a holder elects to convert the Series C Preferred Stock into common stock, and entitles the holder thereof to voting rights on an as-converted basis, subject to a 4.99% beneficial ownership limitation.

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

Security Ownership of Certain Beneficial Owners & Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class
Common Stock	Brandon Romanek	30,531,632	(1)(3)	56.7%
Common Stock	All Directors and Officers as a Group	30,531,632	(1)(3)	56.7%

Series A Preferred Stock	Brandon Romanek	200,000	(3)	24.2%
Series A Preferred Stock	Brunson Chandler Jones	15,000		1.8%
Series A Preferred Stock	Scott Cox	600,000		72.6%
%Series A Preferred Stock	All Directors and Officers as a Group	815,000	(3)	96.8%

Series C Preferred Stock	GHS Investments, LLC (2)	412		100%
Series C Preferred Stock	All Directors and Officers as a Group	-		-

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

(3)

On April 2, 2025, a majority of the voting shares of the company voted to remove Brandon Romanek from the Board of Directors of the Company. Further, on that same day, the remaining Board of Directors removed Mr. Romanek from any and all positions held at the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

ADVANCES FROM RELATED PARTIES

Our Former Chief Executive Officer and shareholder previously agreed to advance funds to the Company from time to time to support the ongoing operations of the Company. Advances are due within ten days of demand and bear interest at 0%.

Advances from related parties consist of the following as of July 31, 2024:

	Principal as of	Year ending July 31, 2024		Principal as of
	July 31, 2023	Funds advanced	Funds repaid	July 31, 2024
B. Romanek, shareholder	$59,648	$-	$-	$59,648
Scott Cox President and CEO	-	85,985	(527)	85,458
TOTAL	$59,648	$85,985	$(527)	$145,106

On November 1, 2017, we entered into an employment agreement with Brandon Romanek, our former Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $78,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred. On February 1, 2019, we amended the employment agreement with Brandon Romanek, our Chief Executive Officer. In accordance with this agreement, Mr. Romanek provides services to the Company in exchange for $178,000 per year plus vacation and bonuses as approved annually by the board of directors, as well as reimbursement of expenses incurred.

During the year ended July 31, 2024 and 2023, the Company accrued $93,874 and $187,748, respectively due to Mr. Romanek related to this agreement. As of July 31, 2024, Mr. Romanek has allowed the Company to defer a total of $891,535 in compensation earned to date related to his employment agreements.

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

Further, the Company recognized a derivative liability of $387,232 and an initial loss of $187,232 based on the Black-Scholes pricing model. As of July 31, 2024, the balance of the note was $130,761 and accrued interest was $109,466.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company currently has one director, and neither of the directors is independent under either board or committee independence standards. The Company does not have a compensation, nominating or audit committee.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the years indicated, for the categories of services indicated.

	Years Ended July 31,
Category	2024	2023
Audit Fees	$28,500	$21,000
Audit Subsequent Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$28,500	$21,000

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

_________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Scott Cox	February 26, 2026
Scott Cox, Chief Executive Officer and Chief Financial Officer (Principal Execuitve Office and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Cox	February 26, 2026
Scott Cox, Director

